Form 10-K
period 1996-12-31
BA MERCHANT SERVICES INC
filed 1997-03-28
CIK 1024674

                    1 9 9 6    A N N U A L    R E P O R T










                [BA MERCHANT SERVICES, INC. LOGO APPEARS HERE]

To Our Stockholders

  Since this is our inaugural Annual Report, I thought I would begin by introducing our company and then discussing where we've been and where we're going.

  WHO WE ARE. BA Merchant Services, or "BAMS" as we call it, was organized in October 1996 from the domestic merchant card processing businesses of BankAmerica Corporation. Shortly after this, in December, BAMS successfully completed an initial public offering of common stock which netted the company approximately $233 million, about half of which was used to repay short-term borrowings before year end. The other half, approximately $115 million, plus net cash generated from operations, will be available to invest in our endeavors to expand our business.

  Although new to the public equities market, the BAMS organization's experience in the merchant card processing business dates back more than thirty years to the time when BankAmerica first introduced the BankAmericard. We are currently a major player in the domestic national merchant card services arena, ranking fourth among the largest merchant card processing businesses and first in the processing of debit card transactions. In addition to our domestic success, we expect to become a significant international presence after the completion of the planned transfers of several of BankAmerica's Asia merchant card operations to BAMS, currently planned for 1997.

  BAMS enjoys an exceptional competitive advantage from our connection with BankAmerica. In the area of merchant card processing, we have exclusive use of the BankAmerica brand and the recognition it brings, as well as exclusive access to BankAmerica's large customer base and extensive distribution channels. We also have opportunities to establish multi-product relationships by offering our merchant processing products jointly with BankAmerica's checking, credit, cash management, and other business-related products. In addition, we can offer our customers debit card processing for cards issued by BankAmerica on a cost-advantaged basis.

  All of this enables BAMS to focus on customer service and provide new and innovative products as they arise in the marketplace.

  WHERE WE'VE BEEN. As I mentioned earlier, the BAMS organization has been in the merchant card processing business for the past thirty years. During the past four years, we have been concentrating on becoming the major market player that we currently are. Sales volume has increased steadily at a rate of nearly 20 percent per year during this period without the help of acquisitions. In addition, our technological capabilities, pricing flexibility, and emphasis on quality of service have resulted in a customer retention rate of about 95 percent. Further, the diversity of our customer base has helped to insulate us from seasonal downturns in transaction volumes, and the relatively high percentage of small and mid-sized merchants that we serve has tended to produce high operating profit margins and low loss levels.

  While we benefit significantly from our relationship with BankAmerica, we are not completely dependent on its market presence for our revenues. As recently as 1993, we had 56 sales professionals on staff, representing only approximately 12 percent of our employee base, and virtually no merchant customers outside of BankAmerica's retail markets. Since then, we have invested heavily in our sales infrastructure. We now have over 130 sales professionals who comprise almost 25 percent of our overall staff. Last year we opened sales offices in Chicago and New York, which proved so successful that we also established offices in Orlando, Florida and Atlanta, Georgia. As a result of our successful growth, new sales volume more than quadrupled between 1993 and 1996, increasing from $1.1 billion to more than $5 billion. Twenty-five percent of our new sales volume now comes from outside of BankAmerica's retail markets.

  While business growth has been a high priority, cost containment has been equally important. Between 1993 and 1996, we reduced our transaction unit cost by more than 35 percent to 22 cents per transaction. This is a significant accomplishment, but we intend to make the continuation of this trend a top priority.

  WHERE WE'RE GOING. BAMS already enjoys one of the best operating margins in the business, and we are striving to improve it further through our efforts to increase revenue from existing and new customers, while holding expenses down.

  To bring in new customers, we are planning to expand our sales staff further, and expect to have more than 165 people dedicated to sales by the end of 1997. At that point, two-thirds of our staff will be dedicated to bringing customers in the door and keeping them here. In addition, since our regional sales offices have proven to be so successful, we are planning to establish a fifth sales office, probably in the Boston area, to serve the northeastern region.

  Looking ahead, we expect the pace of our sales and revenue growth to improve for a number of reasons. First, as I've said, we are still expanding our sales force. Second, the combined use of debit and credit cards for consumer expenditures is expanding in the United States, and that trend is expected to continue. This translates into more transactions from which BAMS generates its revenues. And third, we are beginning to implement our strategy for Asia, where growth is expected to be explosive in the next few years. This means both more merchant customers and higher card transaction volumes.

  In addition, we believe we have further opportunities to reduce unit costs by continuing to upgrade technology, eliminating redundancies, consolidating certain vendor relationships, and moving more of our processing activities in house.

  We are grateful for the confidence our stockholders have shown by investing in our new company, and we are dedicated to increasing investment value and returns by continuing as an active and innovative player in this rapidly growing business.


/s/ Sharif M. Bayyari
-------------------------------------
SHARIF M. BAYYARI,
President and Chief Executive Officer

San Francisco, California
March 28, 1997

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
   [No Fee Required]
                  For the fiscal year ended December 31, 1996
                                      or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
   [No Fee Required]

                        COMMISSION FILE NUMBER: 1-7377.

                          BA MERCHANT SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE           ONE SOUTH VAN NESS AVENUE         94-3252840
     (STATE OR OTHER    SAN FRANCISCO, CALIFORNIA 94103   (I.R.S. EMPLOYER
     JURISDICTION OF             415-241-3390            IDENTIFICATION NO)
    INCORPORATION OR     (ADDRESS AND TELEPHONE NUMBER
      ORGANIZATION)     OF PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
   New York Stock Exchange: Class A Common Stock, Par Value $0.01 per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price on the consolidated transaction reporting system on March 17, 1997, was $223.3 million.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1997.

 Class A Common Stock, $0.01 par value--16,236,092 shares outstanding on March 17, 1997.
 Class B Common Stock, $0.01 par value--30,200,000 shares outstanding on March 17, 1997.

     DOCUMENTS INCORPORATED BY REFERENCE AND PARTS OF FORM 10-K INTO WHICH
                                 INCORPORATED:

  Portions of the Proxy Statement for the May 28, 1997 Annual Meeting of
Stockholders      Part III.

================================================================================

                                   FORM 10-K

                                     PART I

 Item 1.  Business
          General........................................................    2
          Forward-Looking Statements.....................................    3
          Products.......................................................    3
          New Product Initiatives........................................    5
          Merchant Customer Base.........................................    6
          Technology.....................................................    7
          Relationship with BankAmerica and the Bank.....................    8
          Asian Operations...............................................    9
          Competition....................................................   10
          Supervision and Regulation.....................................   11
          Employees......................................................   12
 Item 2.  Properties.....................................................   12
 Item 3.  Legal Proceedings..............................................   12
 Item 4.  Submission of Matters to a Vote of Security Holders............   12

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder     13
           Matters.......................................................
          Dividend Policy................................................   13
          Description of Capital Stock...................................   13
 Item 6.  Selected Financial Data........................................   16
 Item 7.  Management's Discussion and Analysis of Financial Condition and   17
           Results of Operations.........................................
          General........................................................   17
          Results of Operations..........................................   18
          Balance Sheet Review...........................................   19
          Liquidity and Capital Resources................................   20
          Risk Management................................................   20
          New Transaction System and Future Effects of Technological        22
           Change........................................................
          Fluctuation in Quarterly Operating Results.....................   22
          Forward-Looking Statements.....................................   22
 Item 8.  Financial Statements and Supplementary Data....................   24
 Item 9.  Changes in and Disagreements with Accountants on Accounting and   39
           Financial Disclosure..........................................

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............   39
 Item 11. Executive Compensation.........................................   39
 Item 12. Security Ownership of Certain Beneficial Ownership and            39
           Management....................................................
 Item 13. Certain Relationships and Related Transactions.................   39

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-   39
           K.............................................................
 Signatures...............................................................   41

                                    PART I

ITEM 1. BUSINESS

GENERAL

  BA Merchant Services, Inc. (the Company) was incorporated in October 1996. At the close of business on December 3, 1996, the merchant processing business of Bank of America NT&SA (the Bank), a multi-state operation based in California, and the merchant processing business of Bank of America NW, National Association (formerly Seattle-First National Bank) (BANW), located principally in the state of Washington, were transferred to the Company. At December 31, 1996, both the Bank and BANW were subsidiaries of BankAmerica Corporation (BAC). On January 1, 1997, BANW was merged into the Bank. References in this report to BankAmerica shall be deemed to be references to BAC and its subsidiaries and affiliates, including the Bank and BANW, unless the context otherwise requires.

  On December 19, 1996, the Company commenced initial public offerings (the Offerings) of 16.1 million shares of Class A Common Stock, $0.01 par value, at $15.50 per share. Of these shares, 12.9 million shares were offered in the United States and 3.2 million shares were offered in a concurrent international offering outside the United States. The Company completed the Offerings on December 31, 1996. Net proceeds from the Offerings were $232.9 million.

  In late December 1996, $126.3 million of the proceeds from the Offerings were used to pay down the outstanding balance on a revolving line of credit with an affiliate. Such borrowings, the amount of which reflected the level of the Company's business during the 1996 year-end holiday season, had been used to finance operations pending receipt of the proceeds of the Offerings. The balance of such proceeds and net cash generated by the Company's operations after the Offerings will be used for general corporate purposes, strategic technology investments, the funding of research and product development, and future acquisitions.

  As a result of the completion of the Offerings, BAC, which indirectly owns 100 percent of the outstanding Class B Common Stock of the Company, owns 65.2 percent of the outstanding common stock of the Company. Such economic ownership of BAC represents 94.9 percent of the combined voting power of the Company's outstanding common stock.

  For information regarding the presentation of the Company's financial statements and related discussions of financial information contained herein, see Note 2 of the Notes to Consolidated Financial Statements on page 30.

  The Company provides an array of payment processing and related information products and services to merchants throughout the United States who accept credit and charge cards (collectively "credit cards") and debit cards as payment for goods and services. According to published industry sources, the Company is the fourth largest processor of merchant credit card transactions and the largest processor of debit card transactions in the United States.

  The Company provides its products and services to a customer base of merchants in a wide variety of industries, including general retailers, restaurants, and supermarkets. The Company's customers are comprised of large multi-regional chains, middle-market merchants, and small merchants that collectively operate from approximately 160,000 locations as of year-end 1996. The Company markets its products and services to merchants directly and also indirectly through BankAmerica's branch network and product distribution system. In addition, the Company has increased its customer base as well as its transaction volume through the use of agent banks and independent sales organizations (ISOs) that enlist merchant customers on its behalf. The Company continually invests in technology, research, and product development and emphasizes excellent customer service in the delivery of its products and services to attract and retain customers. The Company's annual customer retention rate has exceeded 95 percent in recent years.

  In order to process credit and debit card transactions, the Company, along with all other nonbank merchant processors, must be controlled or sponsored by a financial institution that is a principal member of the credit card associations and debit card networks. The Company is a member of Visa(R) and MasterCard(R), and participates in various debit networks including Interlink(R), Explore(R), Accel(R), Pulse(R), and Cash Station(R) for processing transactions through those associations or networks.

  The Company experienced substantial growth in its transaction volume, net revenue, and net income during the three years ended December 31, 1996, principally through internally generated growth. The number of card transactions processed by the Company increased from 251.6 million for the year ended December 31, 1994 to 377.1 million for the year ended December 31, 1996. During the same periods, the Company's net revenue and net income increased from $98.1 million and $18.5 million to $126.2 million and $24.7 million, respectively.

  Management believes that the Company's growth in recent years has been attributable in part to, and will continue to benefit from, its close affiliation with BankAmerica. As a result of its contractual arrangements with BankAmerica, the Company is able to utilize the Bank of America name and family of brands and also directly access BankAmerica's product distribution channels and customer base to conduct its operations and generate new business. The Bank of America name and brands are widely recognized by consumers and businesses and provide the Company with substantial credibility in the merchant processing market. The Company's relationship with BankAmerica also affords the Company access to the marketing and sales capabilities of BankAmerica's approximately 2,000 retail banking branches in 11 states, to reach more than 850,000 small-business and middle-market customers of BankAmerica, approximately 11 million BankAmerica debit cardholders, approximately 9 million BankAmerica credit cardholders, and approximately 8 million consumers holding BankAmerica checking accounts at December 31, 1996. For information regarding the Company's relationship with BankAmerica, see "Relationship with BankAmerica and the Bank" on page 8.

FORWARD-LOOKING STATEMENTS

  This report contains forward-looking statements, usually containing the words "estimate," "project," "expect," or similar expressions. Those statements are subject to uncertainties, including those discussed in this report, particularly in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 23. These uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. For additional information regarding such forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements," on page 22.

PRODUCTS

  The core products and services provided by the Company are described below:

  Electronic Authorization Services. The Company provides electronic transaction authorization services for all major credit and debit cards. Authorization generally involves approving a cardholder's purchase at the point of sale after verifying that the card is not lost or stolen and that the transaction amount is within the cardholder's credit or account limit. The authorization and data capture processes are completed at the same time, usually within 3 to 15 seconds. The authorization process begins when the merchant enters or swipes the card through its point-of-sale (POS) terminal and is completed upon obtaining approval from the card issuer for the cardholder's purchase. Utilizing third-party national authorization networks available on a subscription basis, the Company confirms with the card issuer that the cardholder has adequate credit or funds to cover the amount of the purchase and verifies that the card has not been reported lost or stolen. As a large customer of these networks, the Company has been able to obtain access to such authorization information on a favorable cost basis. In the case of certain "On-Us" transactions (those transactions originated in California involving credit and debit cards issued by BankAmerica), the Company obtains the necessary authorization directly from BankAmerica, thus avoiding third-party authorization networks and the related fees. In the event that a merchant is not able to connect with the electronic network, the Company provides access to voice authorization and automated voice response that is available 24 hours a day, seven days a week.

  For debit card transactions, authorization is conducted through the use of a cardholder's Personal Identification Number (PIN) rather than a signature. The PIN is encrypted at the POS terminal and is carried along with the financial data associated with the transaction. At the card issuer, the PIN is decrypted and matched to the PIN on record for that account.

  Data Capture and Reporting Services. The Company records data relating to card transactions at the time of the transaction authorization and aggregates this data for each merchant customer using a software application programmed by the Company into the merchant's terminal. The Company compiles this aggregated data and uses it to provide merchants with information services, such as specialized management reports. While the transaction is being processed, the transaction data, including purchase price and card number, are captured both at the merchant's POS terminal and at the Company. This redundancy helps to ensure accurate transaction reconciliation with each merchant and protects against potential data loss. From time to time each day, the Company "batches" or aggregates and organizes data from the merchant's POS terminal for use in settling transactions and preparing merchant reports. For certain national merchant customers, the Company captures data via a "host-to-host" linkage with the merchant's own mainframe computer which, in turn, allows the merchant enhanced access to the Company's reporting capabilities on its proprietary systems.

  Settlement, Clearing, and Accounting Services. The Company processes transactions for settlement, forwards transaction data to credit card associations for payment, and provides daily payments to merchants. The settlement process involves managing a record of each merchant customer's transactions and transferring funds for payment from the card issuer to the merchant. Transaction information is transmitted by the Company to the card-issuing bank through the card association, such as Visa(R) or MasterCard(R). The Company then arranges for funds to be transferred to the merchant's bank account via Automated Clearing House (ACH) or Fedwire transfer, or via BankAmerica's internal deposit system in the event the merchant has a BankAmerica deposit account. The cardholder is then billed by the card issuer. Settlement payments are received by the Company from a card association clearing bank, net of interchange fees. The merchant is billed by the Company primarily on a monthly basis for its processing fees and for interchange fees payable to card issuers. Similar settlement processes exist for transactions made with Diners Club(R)and JCB(R) cards. American Express(R) and Discover(R) card transactions processed by the Company are transmitted to those issuers who then credit merchants directly for transactions involving those cards. For its merchant customers who are billed weekly or monthly, the Company bears the risk of merchant nonpayment of applicable fees and assessments. For debit card transactions, settlement is similar to credit cards.

  Billing Dispute Resolution Services. The Company assists merchants in investigating and resolving billing disputes with customers. The credit card associations have rules that apply to a bank or other processing firm that acquires a card transaction from a merchant and processes it in the credit card system for presentment to the card issuer. In certain billing disputes between a cardholder and a merchant, the Company, as the merchant processor of the transaction, assists the merchant in investigating and resolving the dispute. If the dispute is not resolved in favor of the merchant, the transaction is charged back to the merchant and that amount is credited or otherwise refunded to the cardholder. If the Company or any of its clearing banks is unable to collect from the merchant's account, and if the merchant refuses or is unable due to bankruptcy or other reasons to reimburse the Company for the chargeback, the Company bears the loss for the amount of the refund paid to the cardholder. In cases in which the transaction is processed by a merchant processor other than the entity that will enter it in the credit card system, the merchant processor is generally required by that entity to indemnify it against such losses. The Company has entered into such indemnification arrangements with BankAmerica.

  Terminal Services. The Company rents and sells POS terminals to its merchant customers. The Company customizes and regularly updates the software that drives the terminals and provides terminal maintenance services.

  Customer Service and Support. The Company maintains a telephone call-in service staffed by customer service representatives which is available 24 hours a day, seven days a week.

  Merchant Marketing Programs. The Company and BankAmerica jointly offer a number of services designed to allow merchant customers to target and reward retail BankAmerica customers who are frequent customers of a merchant. Merchant customers, through joint marketing programs of BankAmerica and the Company, are able to communicate directly with BankAmerica retail customers through advertising, statement messages and inserts, automated teller machine
(ATM) transaction receipts, newsletters, and direct mail.

  Specialty Applications. The Company also provides products and services tailored to the needs of individual merchants or a particular industry. In the retail industry, a variety of products are offered to support different types of equipment at the point of sale, including POS terminals, electronic cash registers, and personal computers. For restaurants, the Company offers products that assist merchants in managing the entry and distribution of tips to servers. For lodging establishments, the Company offers products which assist such establishments in managing the unique circumstances that result from numerous types of transaction activity occurring over a period of days. The Company offers additional products to support supermarkets and large-volume/low-dollar-amount merchants who find it economically beneficial to process transactions in batches rather than individually. For very small merchants, the Company offers voice authorization and the deposit of paper drafts at the Bank or agent bank branches. These products are supported through a variety of arrangements that involve the use of the Company's internal authorization and capture system or third-party authorization and capture systems.

NEW PRODUCT INITIATIVES

  The Company devotes substantial time and resources to the development of new products and services. Such new product initiatives include electronic commerce pilot programs, a quasi-cash access product for the gaming industry, several stored value cards, electronic benefit transfer and payment products, and a corporate purchasing card. These new product initiatives are described below:

  Electronic Commerce. The Company is pursuing several initiatives in the developing arena of electronic commerce, and has entered into several pilot programs with high technology companies specializing in Internet navigational software, including Netscape Communications Corp. and Cybercash, Inc. Through these programs, the Company is designing and developing credit card payment solutions for on-line retail sales, and has activated several merchant pilot programs. In addition, the Company is working actively with BankAmerica's Interactive Banking Group which has, within the last year, introduced bill payment by telephone, launched a new home banking service and established the first financial institution site on America Online(R). The Company and BankAmerica are also involved in the development and evaluation of data encryption standards for the secure transport of cardholder data across the Internet. The Company and BankAmerica will be participating in Visa's(R) pilot program on the Internet during the second half of 1997. It is the Company's objective to deliver a complete, secure on-line payment solution to Internet merchants by the time Visa(R) implements its anticipated system-wide launch of Internet card payment transactions in early 1998. There can be no assurance the Company will develop the requisite technology to accomplish this objective.

  Quasi-Cash Access. For many years, the gaming industry has utilized the services of a small number of credit card processors whose specialized products enable credit cardholders to access their available lines of credit to generate a negotiable check at the gaming establishment. This negotiable check is then cashed by the gaming establishment for the cardholders. These "quasi-cash" transactions subject cardholders to a convenience fee which credit card processors charge for each transaction. This additional fee results in revenue margins associated with these transactions exceeding the industry norm. To compete in this industry, the Company has developed a new product pursuant to which customers at gaming establishments can use not only their credit cards but also their debit cards at automated terminals to obtain authorization for negotiable instruments which are redeemable for cash at the gaming establishment. The Company is utilizing BankAmerica's lending and cash management relationships with major gaming industry companies to market this new product. In 1996, the Company signed an agreement with a large gaming concern to install this product in most of its gaming venues.

  Stored Value Cards. The Company is working closely with the Bank's Interactive Banking Group to bring consumers and merchants together in pilot programs to test and evaluate emerging stored value card payment technologies. The Bank has issued approximately 4,000 reloadable stored value cards to employees at one of the Bank's facilities who may use their cards at cafeteria vending machines and cashier counters and at selected merchants in the surrounding area. The Company is the processor for the reload transactions whereby employees may use their credit or debit cards to load value onto their stored value cards. In addition, at the headquarters of Visa U.S.A. Inc. and Visa International, Inc. in Foster City, California, the Bank has issued approximately 17,000 disposable and 2,500 reloadable stored value cards to employees. The Company is the processor for transactions that involve the purchase of these cards through card dispensing machines. Employees can buy the cards using cash, credit cards, or debit cards.

  Electronic Benefit Transfer and Payment. The government sector will present an opportunity for increased merchant processing volume for the Company as a result of the proliferation of government benefit (e.g., food stamps) programs. Recipients will be able to access their benefits through a benefit card that operates much like a commercial debit card. In addition, there is increasing demand among government agencies for the ability to accept credit, debit, and smart cards for payments that have traditionally been paper-based. The Company is in the process of enhancing its product offerings to support the unique requirements of these government-related payment transactions.

  Corporate Purchasing Cards. Recently, both Visa(R) and MasterCard(R) have introduced corporate purchasing cards which are designed to enable large companies to conduct their relatively low-dollar-value (under $25,000) procurement transactions through the use of credit cards. These card products are designed to alleviate the paper-intensive purchase order and check remittance processes that many larger companies experience when acquiring goods or services. The Company's specialized processing services for corporate purchasing cards enables vendors of goods or services to accept the cards as payment and generates the necessary transaction support data (e.g., invoice number and tax amount) for the corporate purchaser paying for the goods or services. The Company works closely with BankAmerica to enroll vendors in this new program.

MERCHANT CUSTOMER BASE

  The Company provides merchant processing services to a diverse customer base, consisting of businesses located throughout the United States that range from large multi-regional chains to small merchants. At December 31, 1996, the Company provided merchant processing services to over 132,500 merchant locations directly, to over 14,000 merchant locations through 151 agent banks not affiliated with the Company, and to over 13,500 merchant locations through ISOs.

  The Company's merchant accounts were distributed by type of merchant at December 31, 1996 (as measured by annualized credit card sales volume for the year ended December 31, 1996) as follows:

      MERCHANT TYPE                                                   PERCENTAGE
      -------------                                                   ----------
      General Retail.................................................     26%
      Supermarkets...................................................     11
      Lodging Establishments.........................................      9
      Restaurants....................................................      8
      Mail Order Companies...........................................      7
      Other..........................................................     39
                                                                         ---
        Total........................................................    100%
                                                                         ===

  As indicated by the above table, the composition of the Company's merchant customer base emphasizes general retail merchants, supermarkets, lodging establishments, restaurants, and other similar merchants whose businesses are not generally prone to customer chargebacks, which can increase the processor's operating costs and expose it to losses. In the "Other" category, no single merchant type accounted for more than 6 percent of annualized credit card sales volume.

  These merchant accounts were distributed by size at December 31, 1996 (as measured by credit card sales volume for the year ended December 31, 1996) as follows:

      SALES VOLUME                                                    PERCENTAGE
      ------------                                                    ----------
      Less than $250,000.............................................     16%
      $250,000 to $50,000,000........................................     57
      More than $50,000,000..........................................     27
                                                                         ---
        Total........................................................    100%
                                                                         ===

  As shown by the above data, a significant percentage of the Company's business is with merchants with less than $50 million in annual sales volume. In the Company's experience, its smaller retail merchant customers have been less price sensitive than large corporate businesses regarding their merchant processing requirements. Fees per transaction paid by high volume merchants in relation to sales volume generally are lower than in the case of the Company's overall merchant base. In addition, no single merchant accounted for more than 5 percent of the net revenue of the Company in 1996.

  At December 31, 1996, more than half of the merchant locations served by the Company were located in the State of California. The Company estimates that approximately 40 percent of its charge volume processed for the year ended December 31, 1996 was derived from merchant locations in California.

TECHNOLOGY

  To remain competitive in the merchant processing industry, the Company has dedicated significant resources to developing proprietary technologies that lower costs and enhance service. The Company believes its continuing investment in technology will allow it to remain competitive in the industry. The principal systems that the Company has developed are described below:

  Transaction Processing System. The Company's new transaction processing system, called HostLink(TM), is an advanced system with which the Company is replacing its existing system beginning in the first quarter of 1997. Business directed to third-party processors in recent years will be redirected in-house. The Company's reduced reliance on external vendors is expected to reduce per transaction costs. Management believes that the client server architecture, on which the new system is based, will enhance the Company's position among the technological leaders of the payment processing business. The new system will enable the Company to meet the processing requirements of diverse media, including the Internet. It also will enable the Company to expand the types and delivery methods of information reported to merchants. Management also believes that the flexibility resulting from the open architecture design of the system will result in reduced maintenance costs compared with those normally associated with mainframe systems, improved product differentiation, and reduced product development time.

  On-Us Transactions. The Company has recently developed the capability to process On-Us transactions directly with the Bank and thereby bypass the networks and the attendant network charges. The capability is presently operational for on-line debit transactions initiated in California.

  Non-California On-Line Debit Transactions. BankAmerica is currently consolidating the card authorization systems of its various banking subsidiaries. The Company understands that this consolidation is expected to be completed in 1997. Upon completion, the Company expects to offer On-Us capabilities for debit transactions in the 10 other states in the BankAmerica market area.

  Off-Line On-Us Debit Transactions. The Company is presently developing a system to process off-line On-Us debit transactions directly and expects that this capability will be operational by 1998.

  Credit Card Transactions. The Company understands that BankAmerica is planning to complete the migration of its settlement, accounting, and statement functions for most of its credit card accounts to a third-party card processing system by mid-1997. The migration of the rest of its accounts should be completed by 1998. When completed, the Company will be able to offer direct processing of On-Us credit card transactions.

  Automated Chargeback System. The Company's Automated Chargeback System automates the processing of billing disputes between the Company's merchants and their customers. Disputed transactions involve the receipt, processing, and tracking of retrieval requests and chargebacks. Retrieval requests are requests from card-issuing banks for copies of sales drafts. Chargebacks are transactions returned by card-issuing banks to merchant processors when customers dispute the receipt of goods or services from merchants. According to card association rules, if the merchant processor is unable to collect the amount of the transaction from the merchant, the merchant processor is liable for such amount. The system automates many of the time-consuming, labor-intensive processes normally associated with the handling of retrieval requests and chargebacks. The system incorporates all aspects of the transaction dispute process, including the receipt of chargebacks from issuing banks, the distribution of chargeback notices to merchants, the receipt of merchant rebuttals, and the collection of transaction dollar amounts. The system improves the timeliness of the dispute resolution process and reduces operating costs and losses associated with the processing of retrieval requests and chargebacks.

RELATIONSHIP WITH BANKAMERICA AND THE BANK

  For information regarding BankAmerica and the Bank, see Item 13, "Certain Relationships and Related Transactions" on page 39 of this report.

  The Bank owns 100 percent of the outstanding Class B Common Stock of the Company, which represents 65.2 percent of the Company's outstanding common stock. Such economic ownership represents 94.9 percent of the combined voting power of the Company's outstanding common stock. The Bank also has the ability to elect all of the members of the Board of Directors of the Company and to exercise a controlling influence over the business and affairs of the Company. As of the date of this report, the size of the Board of Directors of the Company is fixed at six. Two of the present members of the Board of Directors are independent of BankAmerica.

  The Company and BankAmerica engage in various intercompany transactions and arrangements, including the provision by BankAmerica of various services to the Company. Such services are provided pursuant to certain intercompany agreements (Intercompany Agreements) which provide, among other things, for the grant to the Company of a license to use the Bank of America name and certain trademarks and servicemarks, including Bank of America(R), BankAmericard(R), VERSATEL(R) and VERSATELLER(R), in connection with the Company's business. The Intercompany Agreements also provide for BankAmerica to perform for the Company certain product distribution services, processing services, marketing services, system support services, association and network sponsorship and representation in the Visa(R) and MasterCard(R) associations, telecommunications services, tax and treasury services, regulatory, compliance, legal, accounting and audit services, and other miscellaneous support and administrative services. The Company and BankAmerica also have entered into agreements concerning registration rights, the allocation of tax liabilities, and the leasing of certain facilities by the Company from BankAmerica. All of the Intercompany Agreements may be terminated by BankAmerica if it beneficially owns shares representing less than a majority of the voting power of the outstanding Common Stock of the Company. The Company expects that the Intercompany Agreements and the Corporate Opportunities Agreement (discussed below) will govern the relationship between the Company and BankAmerica, the provision of services and the payments therefor, for the foreseeable future. Because these agreements were entered into at a time when the Company was still wholly-owned by BankAmerica, they are not the result of arm's length negotiations between the parties, and the Company was not represented in connection therewith by separate counsel.

  In connection with the Offerings, BAC and the Company also entered into a Non-Competition and Corporate Opportunities Allocation Agreement (Non-Competition Agreement) pursuant to which BAC will not compete with the Company for a period of five years with respect to payment processing for merchants to the extent that such payments arise in the use of credit, charge, or debit cards for the purchase of goods and services and are authorized through an electronic medium originating at the point of sale in the United States and, following any transfer of the Bank's merchant processing business in an Asian country, in such Asian country. Any or all of the intercompany agreements may be terminated by BAC, if at any time it beneficially owns shares representing less than a majority of the voting power of the Company's outstanding common stock. For more information regarding the Non-Competition Agreement, see Note 10 of the Notes to Consolidated Financial Statements on page 36.

  BankAmerica is not required to maintain control of the Company, and any disposition by BankAmerica of its interest in the Company could, depending upon the circumstances, have an adverse effect on the Company or the price of its stock. Any divestiture by BankAmerica which results in it owning less than a majority of the voting power of the Company will permit BankAmerica to terminate its contractual arrangements with the Company under which the Company has access to the Bank's consumer base, the Bank of America name and trademarks, the implementation of On-Us transaction processing and marketing, the Bank's product distribution channels, and credit and debit card association and network sponsorships. Any such termination could have a material adverse effect on the Company's business.

  The Company believes that its growth in recent years has been attributable in part to, and that it will continue to benefit from, its close affiliation with BankAmerica. However, no assurances can be given that this will continue to be the case.

ASIAN OPERATIONS

  The Bank presently operates merchant processing businesses in five Asian countries: Taiwan, the Philippines, Thailand, South Korea, and India. In Asia, where the sales organizations are managed separately for each country, the Bank markets both through direct sales professionals and through agent banks. In addition, the Bank has recently established an agent bank program in The People's Republic of China, is licensed to conduct business in Indonesia, and is exploring opportunities to enter Vietnam. The administrative headquarters of the Bank's Asian merchant processing businesses is in Hong Kong.

  The Company entered into a definitive agreement with BankAmerica to acquire each of the merchant processing businesses presently conducted by the Bank in the Philippines and Thailand (Asian Acquisitions) in consideration for the issuance by the Company of 550,000 and 150,000 additional shares, respectively, of Class B Common Stock. Consummation of the Asian Acquisitions is subject only to, and will close as soon as possible after, receipt of applicable foreign regulatory approvals. The Company expects to receive the decision of foreign regulatory authorities in the Philippines and Thailand during the second quarter of 1997, although no assurance can be given that any such approvals will be obtained or as to the timing thereof. On December 9, 1996, the Federal Reserve Board granted the approval required under certain United States banking laws for such acquisitions. On February 28, 1997, the Thai government approved the Company's application for a Company branch office in Thailand, to which the Bank's merchant processing business will be transferred.

  Taiwan. A formal application was submitted to the Ministry of Finance of the Republic of China on January 16, 1997. The Company expects to receive a decision with respect to Taiwan during the second half of 1997. Although the Company and BankAmerica are pursuing Taiwanese approval for the Bank to transfer its merchant processing business to the Company, no assurances can be given that such approval will ever be obtained. In addition, in the definitive agreement relating to the Asian Acquisitions, the Company and BankAmerica have agreed to evaluate during the term of such agreement the possibility of entering into an outsourcing or other arrangement that would permit the Company to participate meaningfully in the Bank's merchant processing business in Taiwan in the event that such regulatory approval cannot be obtained. This agreement will terminate on December 31, 1997, unless mutually extended. There is no assurance that any such outsourcing or other arrangement will ultimately prove practicable. It is the intention of the Company and BankAmerica that any future acquisition of the Bank's Taiwanese merchant processing business, or any of the Bank's other merchant processing businesses in Asia, would involve the issuance by the Company to BankAmerica of additional shares of the Company's Class B Common Stock in exchange therefor. The amount of such shares or other consideration and the other terms and conditions of any such transaction would be subject to the agreement of the Company and BankAmerica. There can be no assurance that the Company and BankAmerica will be able to reach agreement on the terms of any such acquisition.

  Potential Future Asian Markets. The Company expects to explore opportunities to expand its business to other Asian markets beyond those which are the subject of the Asian Acquisitions. In the agreement with BankAmerica with respect to the Asian Acquisitions, the Company and BankAmerica have agreed to work cooperatively to allow the Company to acquire in the future the Bank's merchant processing businesses that are conducted in South Korea, India, The People's Republic of China, and Vietnam in addition to mutual efforts already under way to obtain regulatory approval for the transfer of the Taiwan business to the Company. With respect to certain countries, however, local regulatory requirements may make it difficult or preclude the Company from operating such businesses.

COMPETITION

  The United States domestic market in which the Company competes for credit, charge, and debit card payment processing for merchants is intensely competitive. According to publicly available industry sources, the 10 largest merchant processors in the United States processed approximately 70 percent of the credit card sales volume processed during the calendar year 1995. Other competitors include smaller vertically integrated processors, community and regional banks, and ISOs. The Company competes on the basis of price, the availability of products and services, the quality of customer service and support, and transaction processing speed, quality, and reliability. The Company also competes by building alliances with other banks to gain access to their distribution systems, acquiring merchant portfolios, and enlisting ISOs. The majority of the Company's contracts with its merchant customers are cancelable at will or on short notice or provide for renewal at frequent periodic intervals, and, accordingly, the Company and its competitors regularly rebid such contracts. This competition may influence the prices the Company can charge, which consequently requires the Company to aggressively control costs to maintain acceptable profit margins.

  Since 1991, price competition has caused the Company's net revenue in relation to sales volume to decline, particularly with respect to high-volume retailer customers. No assurance can be given that the Company will be able to maintain acceptable profit margins, whether with respect to its high-volume retailer customers or its small and middle-market customers.

  The merchant processing industry in general requires the use of advanced computer hardware and software technology, and has been characterized by the development of new products and services to meet increasingly complex and rapidly changing client and regulatory requirements. The success of any competitor in this industry, including the Company, depends in part on its ability to continue to adapt its technology in a timely and cost-effective basis to meet these requirements.

  In recent years, there has been a trend toward consolidation in the merchant processing industry. Further tightening, of margins may result in banks and other payment processors abandoning the transaction processing business, thus accelerating the trend toward consolidation. Due to market demands requiring processors to provide advanced and efficient technology, certain processors have recently left the business or merged with other providers. This consolidation has enabled certain of the Company's competitors to have access to significant capital, management, marketing, and technological resources that are equal to or greater than those of the Company, and there can be no assurance that the Company will continue to be able to compete successfully with such other processors.

  In Asia, where the Company plans to compete following consummation of the Asian Acquisitions, due to language differences and variances in association regulations and interchange fees, each country represents a separate market. Competition is highly localized within country borders where local banks have priced aggressively in order to preserve market share against various large multi-national banks that compete for business in the region. The MasterCard(R) interchange structure is designed to discourage banks from operating only as processors and not as issuers in a particular market by charging non-issuer processors higher fees which may affect the profitability of the Company's operations in Asia.

SUPERVISION AND REGULATION

  As a result of BankAmerica's control of the Company and until the Bank no longer has a controlling interest in the Company, the Company is subject to all provisions of federal banking laws and regulations that are applicable to the Bank unless specifically provided otherwise (collectively, the Banking
Laws). As a result, the Company's activities are generally limited to those that are permissible for a national bank, e.g., those activities which are a part of or incidental to the business of banking. In addition, the Company is subject to the supervision and examination of the Office of the Comptroller of the Currency (OCC), one of the principal regulatory bodies having jurisdiction over the Bank, as well as the Board of Governors of the Federal System (Federal Reserve Board) with respect to foreign activities and investments. The Company may not engage in any new activities until it first obtains the written approval of the OCC and/or the Federal Reserve Board. The OCC will only approve those activities legally permissible for a national bank that are consistent with prudent banking principles and OCC policy. The Federal Reserve Board applies similar requirements to the Company's foreign activities and/or investments. All of the current activities of the Company are permissible for national banks.

  Future acquisitions by the Company may also require the prior written approval of the OCC and/or the Federal Reserve Board. In order to obtain such approval for domestic acquisitions, the Bank must submit a letter to the OCC detailing the proposed activities and stating whether any activity would be conducted at some location other than the Bank's main office or a previously approved branch of the Bank. The Company may consummate the acquisition after 30 days from the date the OCC receives the Bank's letter, unless otherwise notified by the OCC, or in less than 30 days if so notified. The OCC may extend the 30-day period if it determines that the Bank's letter raises issues which require additional information or additional time for analysis. If the 30-day period is extended, the Company may consummate the acquisition only upon written approval by the OCC. The OCC reserves the right to grant written approval, subject to conditions where there are legal or supervisory concerns.

  Federal Reserve Board approval may be needed for foreign acquisitions if the consideration involved exceeds $25 million. In such circumstances, the Company and the Bank must give the Federal Reserve Board 45 days' prior written notice. The Company may consummate the acquisition at the end of such 45-day period or sooner if the Federal Reserve Board waives the notice period. The Federal Reserve Board may also elect not to allow consummation of an acquisition until it has given its specific consent.

  No assurance can be given that the Banking Laws will not be amended or construed differently, or that new laws or regulations will not be adopted, the effect of which could be to materially and adversely affect the operations of the Company.

  To facilitate BankAmerica's compliance with applicable Banking Laws and to allow BankAmerica to obtain any required consents or approvals, the Company and the Bank have entered into an agreement which prohibits the Company from entering into any business activities prior to the receipt of any consents and approvals required pursuant to the Banking Laws and, if such consents are not received, prohibits the Company from engaging in such business activities.

  The Company must adhere to the standards of the credit card associations and debit card networks or else risk suspension or termination of its membership or participation status. There can be no assurance that: (i) the credit card associations or debit card networks will maintain the Company's membership or participation status; (ii) the rules of the credit card associations or debit card networks allowing the Company and other nonbank transaction processors to market and provide transaction processing services will remain in effect; or
(iii) the credit card associations or debit card networks will continue to interpret their rules as they have done in the past, which may have an impact on the Company's business operations.

EMPLOYEES

  At December 31, 1996, the actual number of persons employed by the Company was 554. On a full-time equivalent basis, the Company's staff level was 547.

ITEM 2. PROPERTIES

  The Company leases its principal executive offices and processing facility in San Francisco from BankAmerica. The Company also leases other facilities in California (Los Angeles, Azusa, and Foster City) and Washington (Bellevue, Seattle and Spokane) from BankAmerica.

ITEM 3. LEGAL PROCEEDINGS

  Various legal actions arising in the ordinary course of business are pending against the Company. None of the litigation pending against the Company, individually or collectively, is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Class A Common Stock of the Company is listed for trading on the New York Stock Exchange and began trading under the symbol BPI on December 19, 1996. The initial offering price was $15.50 per share. As of December 31, 1996, the closing market price of the Class A Common Stock per share was $17.875. During the month of December 1996, the high and low sales prices per share of Class A Common Stock were $18.25 and $16.375, respectively.

DIVIDEND POLICY

  The Company has not paid any dividends since its incorporation. It currently intends to retain all future earnings for use in the operations of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, liquidity needs, capital requirements and investment opportunities. The historical financial statements included in this report for periods prior to the Offerings reflect the remittance to BankAmerica of all cash generated by the Company in excess of the amount required for the Company's operating and investing activities.

DESCRIPTION OF CAPITAL STOCK

AUTHORIZED CAPITAL STOCK

  The authorized capital stock of the Company consists of 200 million shares of Class A Common Stock, par value $0.01 per share, 50 million shares of Class B Common Stock, par value $0.01 per share, and 10 million shares of Preferred Stock, par value $0.01 per share. None of the Preferred Stock was issued or outstanding as of December 31, 1996. Of the 200 million shares of Class A Common Stock authorized, 16,236,092 shares were outstanding as of January 31, 1997 held by approximately 2,800 beneficial stockholders, 30,900,000 shares have been reserved for issuance upon conversion of Class B Common Stock into Class A Common Stock and 7,000,000 shares have been reserved for issuance pursuant to certain employee and nonemployee director benefit and option plans. Of the 50 million shares of Class B Common Stock authorized, 30,200,000 shares, or 100 percent of the outstanding shares, are held by BankAmerica. In addition, 700,000 additional shares of Class B Common Stock are subject to issuance to BankAmerica upon consummation of the Asian Acquisitions. The following summary description of the capital stock of the Company is qualified in its entirety by reference to the Certificate of Incorporation of the Company and the Bylaws of the Company, a copy of each of which is filed as an exhibit to this report.

COMMON STOCK

  Voting Rights. The holders of Class A Common Stock and Class B Common Stock generally have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters to be voted on by stockholders. The holders of Common Stock are not entitled to cumulative voting rights. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of Class A Common Stock and Class B Common Stock present in person or represented by proxy, voting together as a single class, subject to any voting rights granted to holders of any Preferred Stock. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Common Stock would be entitled to share ratably in all assets remaining after payment of liabilities subject to prior distribution rights and payment of any distributions owing to holders of shares of Preferred Stock then outstanding, if any. Holders of the shares of Common Stock have no preemptive rights, and the shares of Common Stock are not subject to further calls or assessment by the Company. There are no redemption or sinking fund provisions applicable to the shares of Common Stock.

  Dividends. Holders of Class A Common Stock and Class B Common Stock will share in an equal amount per share in any dividend declared by the Board of Directors, subject to any preferential rights of any outstanding

Preferred Stock. Dividends consisting of shares of Class A Common Stock and Class B Common Stock may be paid only as follows: (i) shares of Class A Common Stock may be paid only to holders of Class A Common Stock and shares of Class B Common Stock may be paid only to holders of Class B Common Stock and
(ii) shares shall be paid proportionally with respect to each outstanding share of Class A Common Stock and Class B Common Stock.

  Conversion. Prior to a Tax-Free Spin-Off (as hereinafter defined), each outstanding share of Class B Common Stock is convertible at the holder's option into one share of Class A Common Stock. Additionally, each share of Class B Common Stock shall automatically convert into one share of Class A Common Stock if at any time prior to a Tax-Free Spin-Off the number of outstanding shares of Class B Common Stock owned by BankAmerica or any of its subsidiaries (or a Class B Transferee or any of its subsidiaries) represents less than 30 percent of the economic ownership represented by the aggregate number of shares of Common Stock then outstanding. Following the occurrence of a Tax-Free Spin-Off, if any, shares of Class B Common Stock shall not be convertible into shares of Class A Common Stock at the option of the holder thereof.

  Except as provided below, any shares of Class B Common Stock transferred to a person other than BankAmerica shall automatically convert to shares of Class A Common Stock upon such disposition. Prior to a Tax-Free Spin-Off, shares of Class B Common Stock representing more than a 50 percent economic interest in the Company transferred in a single transaction to one unrelated person (a Class B Transferee) or among such Class B Transferee and its subsidiaries shall not automatically convert to shares of Class A Common Stock upon such disposition. Any shares of Class B Common Stock retained by BankAmerica following any such transfer of shares of Class B Common Stock to a Class B Transferee shall automatically convert into shares of Class A Common Stock upon such transfer. Shares of Class B Common Stock transferred to stockholders of BankAmerica or of a Class B Transferee in a transaction intended to be on a tax-free basis (a Tax-Free Spin-Off) under the Internal Revenue Code of 1986
(Code) shall not convert to shares of Class A Common Stock upon the occurrence of such Tax-Free Spin-Off.

  Following a Tax-Free Spin-Off, shares of Class B Common Stock shall be transferred as Class B Common Stock; provided, however, that shares of Class B Common Stock shall automatically convert into shares of Class A Common Stock on the fifth anniversary of the Tax-Free Spin-Off, unless prior to such Tax-Free Spin-Off, BankAmerica, or the Class B Transferee, as the case may be, delivers to the Company written advice of counsel reasonably satisfactory to the Company (which shall include BankAmerica's General Tax Counsel) to the effect that (i) such conversion could adversely affect the ability of BankAmerica or the Class B Transferee, as the case may be, to obtain a favorable ruling from the Internal Revenue Service (IRS) that the distribution would be a Tax-Free Spin-off or (ii) the IRS has adopted a general non-ruling policy on tax-free spin-offs and that such conversion could adversely affect the status of the transaction as a Tax-Free Spin-Off. If such written advice is received, approval of such conversion shall be submitted to a vote of the holders of the Common Stock as soon as practicable after the fifth anniversary of the Tax-Free Spin-Off, unless BankAmerica or the Class B Transferee, as the case may be, delivers to the Company written advice of counsel reasonably satisfactory to the Company (which shall include BankAmerica's General Tax Counsel) prior to such anniversary that such vote could adversely affect the status of the distribution as a Tax-Free Spin-Off, including the ability to obtain a favorable ruling from the IRS; if such written advice is delivered, such vote shall not be held and no such conversion shall take place. Upon further written advice of counsel, this fifth anniversary conversion provision shall be null and void. In the event that such vote is held, approval of such conversion will require the affirmative vote of the holders of a majority of the shares of both Class A Common Stock and Class B Common Stock present and voting, voting together as a single class, with each share entitled to one vote for such purpose. The foregoing requirements are intended to ensure that tax-free treatment of the Tax-Free Spin-Off is preserved should the IRS challenge such automatic conversion as violating the 80 percent vote requirement currently required by the Code for a tax-free spin-off.

PREFERRED STOCK

  The Board of Directors has the authority, without further action by the stockholders, to issue preferred stock in one or more series and to fix the rights, designation, preferences, privileges, limitations and restrictions thereof, including dividend rights, conversion rights, terms and rights of redemption, liquidation preferences, and sinking fund terms (any or all of which may be greater than the rights of the common stock). The Board of Directors, without stockholder approval, can issue shares of preferred stock with conversion, voting, and other rights which could adversely affect the rights of the holders of shares of common stock.

  DELAWARE LAW AND CERTAIN CHARTER PROVISIONS

  Control of the Company by BankAmerica, as well as certain statutory provisions of Delaware law and the Company's Certificate of Incorporation and Bylaws, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or changes in management of the Company, including transactions in which stockholders of the Company might otherwise receive a premium over the then current market price for their shares. These provisions include (i) the right of the Board of Directors to issue unissued and unreserved shares of Common Stock without stockholder approval, (ii) the right of the Board of Directors to issue shares of Preferred Stock in one or more series and to designate the number of shares of each such series and the relative rights and preferences of such series, including voting rights (in addition to the voting rights provided by law), whether such shares shall be redeemable and, if so, the terms of redemption without further stockholder approval, and (iii) provisions restricting the ability of stockholders to call a special meeting except upon the request of stockholders representing a majority of the voting power of the entire capital stock of the Company issued and outstanding and entitled to vote at such meeting.

  The Company's Bylaws also contain provisions requiring advance notice to the Company of (i) nominations of candidates for election to the Board of Directors who are not nominated by the Board of Directors and (ii) business to be conducted at the Company's annual meeting of stockholders (other than such business as may be brought by or at the direction of the Board of Directors). Without compliance with these provisions, any such nominations or business may not be considered by the stockholders.

  Further, unless otherwise provided in the certification of incorporation,
Section 203 of the Delaware General Corporation Law (Section 203) regulates certain transactions incident to or following large accumulations of shares of a Delaware corporation, including those made by tender offers. Section 203 may have the effect of significantly delaying a purchaser's ability to acquire the entire interest sought if such acquisition is not approved by the corporation's board of directors. Pursuant to Section 203, the Company's Certificate of Incorporation contains a provision making such section inapplicable to the Company.

  DIRECTOR AND OTHER LIABILITY AND INDEMNIFICATION

  The Company's Certificate of Incorporation provides that directors of the Company will not be liable for monetary damages in connection with any breach of their fiduciary duties (with certain exceptions).

  Under certain circumstances provided in the Bylaws, the Company will indemnify any director or officer or any former director or officer of the Company or any other corporation or enterprise (if serving at the request of the Company) against expenses, liability and loss (including attorney fees, judgments, fines, ERISA excise taxes or penalties and amounts to be paid in settlement) reasonably incurred or suffered by such person by reason of the fact that he or she is or was such director or officer in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative.

ITEM 6. SELECTED FINANCIAL DATA

                                               YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                        1996    1995    1994    1993    1992
                                       ------- ------- ------- ------- -------
                                       (IN MILLIONS, EXCEPT PER SHARE AND COST
                                                PER TRANSACTION DATA)
OPERATING DATA(1):
Net revenue........................... $ 126.2 $ 109.9 $  98.1 $  88.9 $  81.6
Operating expense:
  Data processing and communications..    29.1    27.8    24.6    28.0    28.2
  Salaries and employee benefits......    25.4    22.3    20.5    19.0    18.0
  General and administrative..........    15.2    15.1    13.5    15.1    11.2
  Depreciation........................     8.6     6.3     4.4     3.7     3.7
  Employee stock exchange(2)..........     2.4     --      --      --      --
  Occupancy...........................     1.9     1.9     2.3     2.3     1.3
  Amortization of intangibles.........     1.1     1.2     1.3     1.5     0.7
                                       ------- ------- ------- ------- -------
    Total operating expense...........    83.7    74.7    66.6    69.5    63.1
                                       ------- ------- ------- ------- -------
Income from operations................    42.5    35.2    31.5    19.4    18.5
Net interest expense..................     0.4     --      --      --      --
Provision for income taxes............    17.4    14.6    13.0     8.0     7.4
                                       ------- ------- ------- ------- -------
Net income............................ $  24.7 $  20.7 $  18.5 $  11.5 $  11.1
                                       ======= ======= ======= ======= =======
Pro forma net income per share(3)..... $  0.53 $  0.45 $  0.40 $  0.25 $  0.24
                                       ======= ======= ======= ======= =======
Pro forma net income per share, as
 adjusted(4).......................... $  0.66 $  0.55 $  0.48      NA      NA
                                       ======= ======= ======= ======= =======
OTHER DATA:
Number of credit card transactions
 processed............................   295.8   234.5   177.0   136.2   122.3
Number of debit card transactions
 processed............................    81.3    84.5    74.6    65.6      NA
Cost per transaction processed(5)..... $  0.22 $  0.23 $  0.26 $  0.34 $  0.52
Credit card sales volume processed....  22,612  18,633  14,903  12,642  10,171
Debit card sales volume processed.....   2,330   2,336   2,076   1,861      NA
BALANCE SHEET DATA AT DECEMBER 31:
Total assets.......................... $ 286.7 $ 116.0 $ 105.2 $  90.1 $  90.8
Total liabilities.....................    34.6    16.8    21.2    19.1    18.9
BankAmerica's equity interest(6)......      NA    99.2    84.0    71.0    71.9
Stockholders' equity..................   252.1      NA      NA      NA      NA

--------
(1) Certain amounts have been reclassified to conform with current year presentation.
(2) On December 31, 1996 certain employees of the Company elected to exchange their employee stock options and restricted stock from BAC for options and restricted stock of the Company. This employee stock exchange resulted in a one-time expense of $2.4 million. (See Note 8 of the Notes to the Consolidated Financial Statements on page 33.)
(3) Pro forma net income per share for all historical periods has been calculated as if the Offerings of Class A Common Stock had been completed on January 1, 1992, and 46,436,092 shares (30,200,000 shares of Class B Common Stock and 16,236,092 shares of Class A Common Stock) had been outstanding in all periods presented.
(4) Pro forma earnings per share, as adjusted, assumes that the proceeds from the Offerings were available from January 1, 1994 and were invested in short-term investments, and excludes the one-time expense related to the employee stock exchange ($2.4 million) and interest expense ($492,000) from the 1996 results.
(5) Calculated as the ratio of total operating expense to number of credit and debit card transactions processed.
(6) BankAmerica's equity interest represents cumulative historical net income of the Company adjusted for net cash transfers to and from BankAmerica. On December 3, 1996, BankAmerica's equity interest in the Company was exchanged for 30.2 million shares of Class B Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company's net revenue is generated primarily from fee income earned under processing agreements with merchants, agent banks, and independent sales organizations (ISOs), which is offset by credit card interchange fees and assessments and the fees and charges of debit networks in the case of debit transactions. The Company also receives income for several value-added services it provides, such as enhanced reporting options and terminal products it sells and rents to merchants.

  The Company has two principal billing methods: the discount rate method and the flat fee method. Under the discount rate method, the Company charges a per transaction fee that is a percentage of the dollar amount of the transaction (the discount). Out of the discount collected, the Company pays an interchange fee and an assessment fee charged by the credit card associations and records the remainder as net revenue. The discount rate method is used by the Company for the substantial majority of its clients, in particular smaller merchants. Under the flat fee method, the Company charges a client a flat fee for each transaction, plus the interchange, assessment, and other fees. Merchants receive their settlement payments for the gross amount of the transactions.

  The Company's principal transaction expenses are credit card association interchange fees and assessments and the fees and charges of debit networks in debit transactions (other than On-Us transactions). Interchange fees are stated fees charged by the credit card associations to reimburse card-issuing banks for the risk of transaction fraud, processing expenses, and funding during the period from purchase to payment. The fee schedules are set by the credit card associations and are based upon the type of merchant, transaction type (electronic or paper-based), and settlement time. Interchange fees generally range from 1.25% to 2.10% of the transaction amount. Although interchange rates vary by merchant industry, they are generally uniform among merchant processors. Assessments are stated fees charged by credit card associations to fund their internal operations and are generally uniform among merchant processors.

  In certain cases, the Company, as a processor, bears the risk of merchant nonpayment of applicable interchange, assessment, and other fees. The Company receives payments for merchant transactions from a card association clearing bank less the fees payable to the card issuer (intercharge fees). For those merchants which the Company bills on a periodic basis (generally monthly), the Company advances payment to the merchant for the gross amount of the merchant's transactions. The Company then bills the merchant periodically for the interchange fees and processing fees. Any failures by merchants to honor such invoices adversely affects the Company's net revenue.

  The Company's operating expenses consist primarily of: data processing and communication charges, which relate directly to processing credit and debit card transactions; salaries and employee benefits; general and administrative expense; depreciation of point-of-sale (POS) terminals purchased by the Company for rental to its merchant base and depreciation of investments made by the Company in proprietary technologies; and amortization of intangibles, primarily composed of an annual charge of approximately $1.0 million related to the buyout of a non-competition agreement in 1992, which will be fully amortized by the end of 1997.

  In recent years, the Company has seen a change in the composition of its merchant base, with an increasing percentage of high-volume retailers. Fees per transaction paid to the Company by high-volume retailers in relation to sales volume generally are lower than with respect to the Company's overall merchant base. As a result of this change in the merchant base and price competition, the Company's net revenue has not increased at the same rate as its sales volume, and the Company expects this trend to continue.

  In addition, there has been a trend toward consolidation in the merchant processing industry. Further tightening of margins may result in banks and other card processors abandoning the merchant processing business, thus accelerating the trend toward consolidation. Due to market demands requiring processors to provide advanced and efficient technology, certain processors have recently left the business or merged with other providers. The Company's principal strategic objectives include efforts to maintain its position as one of the largest merchant processors through growth generated primarily through the Company's own sales channels and, to the extent attractive opportunities arise, augmented through acquisitions.

  The Company and BankAmerica engage in various intercompany transactions and arrangements, including the provision by BankAmerica of various services to the Company. Such services are provided pursuant to certain Intercompany Agreements. For additional information, see "Business--Relationship with BankAmerica and the Bank" on page 8 of this report and Note 10 of the Notes to Consolidated Financial Statements on page 36.

  Subsequent to the initial public offerings in December 1996 (the Offerings), neither the Company nor its operations are included in the consolidated federal income tax return of BAC. However, the Company and its operations will be included in certain state consolidated and combined tax returns filed by BAC.

RESULTS OF OPERATIONS

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net Revenue. For the year ended December 31, 1996, net revenue was $126.2 million, up $16.3 million, or 15 percent, from 1995. This increase was primarily attributable to a $3.9 billion increase in sales volume processed during the same period. The increase in sales volume resulted primarily from growth in the Company's merchant base reflecting its continued emphasis on marketing and sales. Growth in credit card sales volume processed was partially offset by a small decline in debit card sales volume, reflecting the loss by the Interlink(R) debit card network of a major debit card issuer. Furthermore, to offset interchange rate increases in April 1996 and April 1995, the Company implemented a price increase in April 1996 which added approximately $1.5 million to net revenue during the year ended December 31, 1996. This price increase was accomplished without any material customer attrition. Consistent with prior periods, approximately 95 percent of the net revenue was from merchant relationships originated by the Company's direct sales force.

  Sales volume increased at a higher rate than net revenue as a result of a continuing change in the composition of the Company's merchant base. Fees per transaction paid to the Company by high-volume retailers in relation to sales volume generally are lower than in the case of the Company's overall merchant base.

  Operating Expense. Total operating expense was $83.7 million in 1996, an increase of $9.0 million, or 12 percent, from 1995. Excluding the effect of the non-recurring employee stock exchange of $2.4 million, total operating expense increased $6.6 million, or 9 percent, from 1995. This increase was primarily due to higher salaries and employee benefits, depreciation, and data processing and communications expense. Salary and employee benefits expense increased $3.1 million from 1995, resulting primarily from the opening of the Company's New York and Chicago sales and marketing offices. In addition, the cost of employee benefits increased during 1996, reflecting changes in the benefit formulas resulting from benefit plan amendments. Depreciation expense increased $2.2 million from 1995, and was primarily related to terminals added to support new merchant locations. In addition, data processing and communications costs increased $1.3 million, and were attributable to higher authorization expense and telecommunications, reflecting increased transaction volume.

  During 1996, operating expense declined to $0.22 from $0.23 per debit and credit card transaction. This decline reflected greater economies of scale, expense reduction resulting from the Company's in-house performance of certain processing functions previously performed by third parties, and the favorable renegotiation of a third-party vendor arrangement. In addition, the Company began to realize cost savings as a result of the expansion of its processing of On-Us debit card transactions.

  Provision for Income Taxes. The provision for income taxes was $17.4 million for the year ended December 31, 1996, compared to $14.6 million for the same period in 1995, reflecting higher operating income. For additional information, see Note 7 of the Notes to Consolidated Financial Statements on page 33.

  Merchant processing companies like the Company may be subject to state taxation of certain portions of their service fees charged to merchants. Application of this tax is an emerging issue in the industry and the states have not yet adopted uniform guidelines regarding the taxation of merchant services. In the event the Company is required to bear all or a portion of these costs, and is unable to pass such costs through to its merchant customers, the Company's business, financial condition, or results of operations could be adversely affected.

 Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

  Net Revenue. Net revenue was $109.9 million in 1995, up $11.8 million, or 12 percent, from 1994. This increase was primarily attributable to a 23.5 percent increase in total sales volume processed to $21.0 billion in 1995. The increase in sales volume resulted from growth in the Company's merchant base as a result of its continued emphasis on marketing and sales. Increased sales volume and net revenue in 1995 were partially offset by the loss in the first quarter of 1995 of a major account associated with BANW's merchant processing business. The account represented approximately 3.0 percent of the 1994 net revenue associated with BANW's merchant processing business.

  The Company also was subject to an increase in April 1995 of the interchange rates charged by the credit card associations which the Company, for competitive purposes, chose not to pass on to its customers. The increased interchange rates reduced 1995 net revenue by approximately $1.4 million.

  Sales volume increased at a higher rate than net revenue as a result of a continuing change in the composition of the Company's merchant base. The proportion of sales volume attributable to high-volume retailers increased during 1995 compared with 1994, reflecting the success of the Company's sales efforts directed towards this segment. In particular, four of the Company's current five largest accounts, as measured by sales volume, were acquired at the end of 1994. The increased sales volume also reflected an increased proportion of debit card sales volume processed by the Company. Fees on debit card transactions generally are lower than fees on credit card transactions in relation to the associated sales volume.

  Operating Expense. Operating expense totaled $74.7 million in 1995, up $8.1 million or 12 percent, from 1994. Of this increase, $3.2 million is attributable to increased data processing and communications costs, reflecting increased transaction volume. Salary and employee benefits increased by $1.8 million, reflecting growth in the direct sales staff and related support personnel. Depreciation related to new terminals to support new merchant locations resulted in an additional $1.9 million of depreciation expense. The remainder of the increase was attributable to increases in general and administrative costs, including merchant supply costs, driven by the increased sales volume.

  Provision for Income Taxes. Income taxes were $14.6 million for 1995, up from $13.0 million for 1994. The increase was primarily due to higher income from operations.

BALANCE SHEET REVIEW

  Assets totaled $286.7 million at December 31, 1996, up $170.7 million from year-end 1995. The increase was primarily due to an increase in cash and cash equivalents of $138.1 million, reflecting the proceeds from the Offerings and operating cash flow retained in the business. In addition, drafts in transit and accounts receivable increased from their 1995 levels by $16.4 million and $10.7 million, respectively. These increases primarily reflected the larger volume of business activity, particularly in the 1996 holiday season.

  Total liabilities were $34.6 million at December 31, 1996, an increase of $17.8 million from December 31, 1995. Merchants payable liabilities were $14.1 million at year-end 1996, up $8.2 million from 1995. The increase was primarily due to holiday volume in 1996 exceeding 1995 volume, as well as normal processing fluctuations resulting from increased weekend activity in December 1996.

  Total stockholders' equity was $252.1 million at December 31, 1996, and was primarily due to the effects of BankAmerica's exchange of its equity interest in the Company for 30.2 million shares of Class B Common Stock (the Reorganization) and the issuance of 16.1 million shares of Class A Common Stock (including the exercise of the underwriters' overallotment options to acquire 2.1 million shares), at $15.50 per share in the Offerings.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated cash flows from operations of $23.1 million, $14.4 million, and $12.8 million for the years ended December 31, 1996, 1995, and 1994, respectively.

  Prior to the time BankAmerica transferred its domestic merchant processing businesses to the Company, funds generated by the Company's operations and not used for investment were remitted to BankAmerica. For the years ended December 31, 1996, 1995, and 1994, $107.1 million, $5.5 million, and $5.5 million, respectively, were remitted to BankAmerica. The 1996 amount includes $97.8 million of drafts in transit retained by BAC as part of the Reorganization.

  The Company completed the Offerings on December 31, 1996. Net proceeds from the Offerings were $232.9 million, of which $126.3 million was used by the Company to retire short-term debt under a line of credit with an affiliate. The balance of such proceeds and net cash generated by the Company's operations after the Offerings will be used for general corporate purposes, including strategic technology investments, the funding of research and product development, and future acquisitions.

  At the time of the transfer to the Company of the merchant processing businesses of the Bank and BANW, BAC retained substantially all of the drafts in transit relating to the transferred businesses. The Company anticipates that for the foreseeable future it generally will be able to satisfy its working capital requirements from internally-generated funds. The Company currently intends to retain future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, liquidity needs, capital requirements, and investment opportunities.

  The Company had capital expenditures of $10.8 million, $9.4 million, and $7.7 million for the years ended December 31, 1996, 1995, and 1994, respectively. These expenditures were primarily for merchant terminals as well as technology-related equipment to support transaction processing. The Company expects to spend approximately $15.0 million in 1997, of which approximately $10.0 million will be related to the acquisition of terminals to support new merchant locations. The remainder is for strategic technology investments (including the Company's new transaction processing system, HostLink(TM), which is expected to become operational in the first quarter of 1997) and the funding of research and product development. The Company also has an unutilized line of credit of $75 million that is available for general corporate purposes and to meet working capital requirements. For additional information, refer to Note 6 of the Notes to Consolidated Financial Statements on page 32.

RISK MANAGEMENT

  The credit card associations have rules that apply to a bank or other processing firm that acquires a card transaction from a merchant and processes and enters the transaction into the credit card system for presentment to the card issuer. In the event of certain types of billing disputes between a cardholder and a merchant, the processor of the transaction assists the merchant in investigating and resolving the dispute. If the dispute is not resolved in favor of the merchant, the transaction is charged back to the merchant and that amount is credited or otherwise refunded to the cardholder. If the processor is unable to collect such amounts from the merchant's account, and if the merchant refuses or is unable due to bankruptcy or other reasons to reimburse the processor for the chargeback, the processor bears the loss for the amount of the refund paid to the cardholder. In cases in which the transaction is acquired by a processor other than the bank or other processing firm that will enter it into the credit card system, the processor is generally required by that bank or other firm to indemnify it against such losses. The Company has entered into such arrangements with the Bank pursuant to a sponsorship agreement.

  Chargeback exposure can also result from fraudulent credit card transactions initiated by merchant customers. Examples of merchant fraud include logging fictitious sales transactions and falsifying transaction amounts on actual sales. The Company conducts a background review of its merchant customers, and on a daily basis monitors merchant transactions against standards it has developed in its efforts to prevent merchant fraud. The Company also can withhold or delay a merchant's daily settlement if fraudulent activity is suspected, thereby mitigating exposure to loss. However, there can be no assurance that the Company will not experience significant amounts of merchant fraud, which may have a material adverse effect on the Company's business, financial condition, and results of operations. The degree of exposure to chargebacks may also be adversely affected by the development of new transaction delivery channels, such as the Internet, which has yet to be fully evaluated.

  In certain cases, the Company, as a processor, bears the risk of merchant nonpayment of applicable interchange, assessment, and other fees. The Company receives payments for merchant transactions from a card association clearing bank less the fees retained by the card issuer (interchange fees). For those merchants which the Company bills on a periodic basis (usually monthly), the Company advances payment to the merchant for the gross amount of the merchant's transactions. The Company then bills the merchant periodically for the interchange fees and processing fees. Failure by the merchant to honor such invoices adversely affects the Company's net revenues. The Company is not exposed to card issuer credit losses unassociated with a dispute between the cardholder and the merchant as long as the transaction is properly processed and the merchant is not deemed by the credit card organizations to have excessive fraud or chargebacks.

  As a result of its exposure to potential liability for merchant fraud, employee fraud, chargebacks, and other losses created by its business, the Company views its risk management and fraud avoidance practices as integral to its operations and overall success. Through its credit review policy, the Company strives to minimize liabilities by employing various risk control measures. The Company's risk management policies involve three key components:

  Industry Screening. The Company generally does not approve merchant applicants whose types of businesses have traditionally resulted in higher-than-average financial losses. These businesses are primarily in those industries involved in the delivery of goods and services to customers at a future time from the date of the purchase transaction. When customers in such industries are approved, they generally have large well-established businesses and extensive banking relationships with BankAmerica.

  Merchant Credit Reviews. The Company conducts a thorough evaluation of the creditworthiness of each applicant. Included in this evaluation is a review of the projected volumes, credit history, financial statements, previous processor statements, on-site inventory, checking account status, and verification against the Visa(R)/MasterCard(R) terminated merchant file. The Company may require the establishment of a reserve account when a merchant's creditworthiness is below the Company's normal credit standards. A reserve account contains a fixed dollar amount deposited by the merchant. The Company may also reflect the increased risk associated with such customers in pricing adjustments for its services. Should the Company experience any losses while processing transactions for a merchant, the Company has the right to debit funds from the merchant's reserve account. For merchants with unsatisfactory, unverifiable, or otherwise impaired credit standing, the Company maintains a referral relationship with other merchant processors to which such merchants are referred.

  Exception Monitoring. By compiling data from public records, industry sources, and the more than 320 million transactions it processes annually, the Company captures information about approved and declined transactions, closed accounts, credit use history, and other proprietary and publicly available information. Sales activity is analyzed daily to detect unusually high deposit volumes, keyed transactions (e.g., transactions not entered into a POS terminal by swiping the card), and other types of activity that are considered exceptions to normal activity. Keyed transactions pose a higher degree of risk since the card and/or cardholders may not be present at the time of sale and there is a risk of error in keying in the number or that the person using the card is not the legitimate cardholder. When monitoring daily exception activity, the Company has the ability, should indicators warrant, to delay payment to merchants for their deposits. The ability to delay payment provides an extra period of time during which the Company can investigate the legitimacy of the unusual activity.

  As a result of stringent credit evaluation and daily monitoring processes, the Company has experienced significant declines in losses that result from fraudulent or disputed transaction activity. During the years ended December 31, 1996, 1995, and 1994, such losses were approximately $0.7 million, $2.2 million, and $2.9 million, respectively, representing in such periods .003 percent, .012 percent, and .019 percent, respectively, of the Company's total credit card sales volume.

NEW TRANSACTION SYSTEM AND FUTURE EFFECTS OF TECHNOLOGICAL CHANGE

  The Company is developing a new transaction processing system, called HostLink(TM), which will allow the Company to decrease its reliance on third-party vendors and provide the Company with greater ability to reduce and control costs. This system became operational in the first quarter of 1997. The Company expects to have higher than normal data processing and communications costs during the first six to nine months of 1997 while the systems run parallel. The Company does not expect to fully realize the benefits associated with this new system until 1998.

  The merchant processing industry in general requires the use of advanced computer hardware and software technology and has been characterized by the development of new products and services to meet increasingly complex and rapidly-changing client and regulatory requirements.

FLUCTUATION IN QUARTERLY OPERATING RESULTS

  The merchant processing industry in general is prone to seasonal fluctuations in transaction activity. Although the Company generally experiences seasonality in its business, fluctuations are less pronounced than in the industry, due in part to its diverse merchant customer base. Those segments of merchants that are particularly sensitive to seasonal fluctuations, such as airlines, travel agencies, lodging, and mail order merchants, each represent relatively small percentages of the Company's processing business, as compared to those segments of the Company's customer base that are generally not subject to seasonality, such as general retail merchants, restaurants, supermarkets, and gas stations. The Company's net revenue is typically higher in the third and fourth calendar quarters and lower in the first calendar quarter. Increased tourism in California and other western states during the summer months and retail activity prior to the beginning of the school year contribute to higher third quarter net revenue, and holiday activity contributes to higher fourth quarter net revenue. The decline in retail activity following the holiday season results in lower first quarter net revenue.

FORWARD-LOOKING STATEMENTS

  From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto.

  The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its proxy statement, in other written materials, and in statements made by senior management to analysts, institutional investors, representatives of the media, and others.

  By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections, and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors. Among the uncertainties to which the Company's forward-looking statements are subject are credit risk, liquidity risk, and capital risk. In addition, various events can create uncertainties to which the Company's forward-looking statements are subject. These events include, but are not limited to, technological changes; the effects of competition or of legislative or regulatory developments (see "Competition" and "Supervision and Regulation" on pages 10 through 11); changes in fiscal monetary and tax policies of the United States and other countries in which the Company does business; political or social developments, including war, civil unrest or terrorist activity; and natural disasters (including earthquakes). When relying on forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

  Forward-looking statements made by the Company are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BA Merchant Services, Inc.

  We have audited the accompanying consolidated balance sheets of BA Merchant Services, Inc. (as successor to the merchant processing businesses of BankAmerica Corporation as described in Note 1) as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of BA Merchant Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BA Merchant Services, Inc. at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young
                                                  ----------------------------

San Francisco, California
February 10, 1997, except for Note 6
 as to which the date is March 5, 1997.

                           BA MERCHANT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                  -----------------
                                                                    1996     1995
                                                                  -------- --------
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA AND PER SHARE
AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents...................................... $138,398 $    345
  Drafts in transit..............................................   87,803   71,368
  Accounts receivable............................................   35,282   24,565
                                                                  -------- --------
    Total current assets.........................................  261,483   96,278
Property and equipment, net......................................   16,760   14,478
Other assets.....................................................    8,478    5,247
                                                                  -------- --------
    Total assets................................................. $286,721 $116,003
                                                                  ======== ========
LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable............................................... $    415 $    134
  Merchants payable..............................................   14,092    5,906
  Accrued liabilities............................................    5,603    4,019
  Accrued credit card association and interchange fees...........    5,060    3,884
  Income taxes payable to affiliate .............................    3,188      --
                                                                  -------- --------
    Total current liabilities....................................   28,358   13,943
Other liabilities................................................    6,238    2,892
                                                                  -------- --------
    Total liabilities............................................   34,596   16,835
BAC's equity interest............................................      --    99,168
Stockholders' equity:
Class A Common Stock, par value $0.01 (authorized 200,000,000
 shares; issued and outstanding 16,236,092 shares)...............      162      --
Class B Common Stock, par value $0.01 (authorized 50,000,000
 shares; issued and outstanding 30,200,000 shares)...............      302      --
Additional paid-in capital.......................................  249,622      --
Retained earnings................................................    2,039      --
                                                                  -------- --------
    Total stockholders' equity...................................  252,125      --
                                                                  -------- --------
    Total liabilities and equity................................. $286,721 $116,003
                                                                  ======== ========

                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                        1996     1995    1994
                                                      -------- -------- -------
(AMOUNTS IN THOUSANDS)
Net revenue.......................................... $126,215 $109,928 $98,143
Operating expense (Note 10):
  Data processing and communications.................   29,078   27,815  24,570
  Salaries and employee benefits.....................   25,438   22,338  20,517
  General and administrative.........................   15,218   15,095  13,513
  Depreciation.......................................    8,561    6,327   4,444
  Employee stock exchange............................    2,431      --      --
  Occupancy..........................................    1,916    1,923   2,270
  Amortization of intangibles........................    1,118    1,201   1,280
                                                      -------- -------- -------
    Total operating expense..........................   83,760   74,699  66,594
                                                      -------- -------- -------
Income from operations...............................   42,455   35,229  31,549
Net interest expense.................................      430      --      --
Provision for income taxes...........................   17,356   14,573  13,016
                                                      -------- -------- -------
    Net income....................................... $ 24,669 $ 20,656 $18,533
                                                      ======== ======== =======


                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
(AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................... $ 24,669  $20,656  $18,533
Adjustments to net income to arrive at cash
 provided by operating activities:
  Depreciation.....................................    8,561    6,327    4,444
  Amortization of intangibles......................    1,118    1,201    1,280
  Benefit from deferred income taxes...............   (1,297)    (268)    (332)
  Amortization of restricted stock.................       38      --       --
  Employee stock exchange..........................    2,431      --       --
  Changes in operating assets and liabilities
   excluding the effects of the transfer of net
   assets from BAC:
    Increase in drafts in transit..................  (16,435)  (7,646) (12,969)
    Increase in accounts receivable................  (10,717)  (3,972)  (4,340)
    Increase (decrease) in accounts payable........      281     (869)     867
    Increase in current income taxes payable to
     affiliate ....................................    3,188      --       --
    Increase in merchants payable..................    8,186      543    2,701
    Increase (decrease) in accrued liabilities.....    1,584     (570)     193
    Increase (decrease) in accrued credit card
     association and interchange fees..............    1,176      160      (42)
    Other, net.....................................      294   (1,146)   2,466
                                                    --------  -------  -------
      Net cash provided by operating activities....   23,077   14,416   12,801
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment.................  (10,843)  (9,459)  (7,741)
                                                    --------  -------  -------
      Net cash used for investing activities.......  (10,843)  (9,459)  (7,741)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving line of credit.............  174,500      --       --
Repayments on revolving line of credit............. (174,500)     --       --
BAC's change in funding............................ (107,063)  (5,518)  (5,495)
Net proceeds from initial public offering..........  232,882      --       --
                                                    --------  -------  -------
      Net cash provided by (used for) financing
       activities..................................  125,819   (5,518)  (5,495)
                                                    --------  -------  -------
Increase (decrease) in cash and cash equivalents...  138,053     (561)    (435)
Cash and cash equivalents at beginning of period...      345      906    1,341
                                                    --------  -------  -------
Cash and cash equivalents at end of period......... $138,398  $   345  $   906
                                                    ========  =======  =======

                See Notes to Consolidated Financial Statements.

                          BA MERCHANT SERVICES, INC.

                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

                               COMMON STOCK(1)
                               -----------------
                                                 ADDITIONAL            BAC'S
                                                  PAID-IN   RETAINED  EQUITY
                               SHARES   AMOUNTS   CAPITAL   EARNINGS INTEREST
                               -------- -------- ---------- -------- ---------
(AMOUNTS IN THOUSANDS)
BALANCE AT DECEMBER 31,
 1993........................       --   $   --   $    --    $  --   $  70,992
Net income...................       --       --        --       --      18,533
BAC's change in funding......       --       --        --       --      (5,495)
                               --------  -------  --------   ------  ---------
BALANCE AT DECEMBER 31,
 1994........................       --       --        --       --      84,030
Net income...................       --       --        --       --      20,656
BAC's change in funding......       --       --        --       --      (5,518)
                               --------  -------  --------   ------  ---------
BALANCE AT DECEMBER 31,
 1995........................       --       --        --       --      99,168
CHANGES IN EQUITY FOR THE PE-
 RIOD ENDED
 DECEMBER 3, 1996:
Net income...................       --       --        --       --      22,630
BAC's change in funding......       --       --        --       --    (107,063)
EFFECT OF REORGANIZATION:
Transfer of net assets from
 BAC in exchange for Class B
 Common Stock................    30,200      302    14,433      --     (14,735)
Employee stock exchange for
 Class A Common Stock........         2      --      2,431      --         --
CHANGES IN EQUITY FOR THE
 PERIOD DECEMBER 4, 1996
 THROUGH DECEMBER 31, 1996:
Net income...................       --       --        --     2,039        --
Restricted stock issuances of
 Class A Common Stock........       134        1     2,075      --         --
Unvested portion of re-
 stricted stock..............       --       --     (2,038)     --         --
Net proceeds from the initial
 public offering of Class A
 Common Stock................    16,100      161   232,721      --         --
                               --------  -------  --------   ------  ---------
BALANCE AT DECEMBER 31,
 1996........................    46,436  $   464  $249,622   $2,039  $     --
                               ========  =======  ========   ======  =========

--------
(1) Refer to Note 1 on page 29 of the Notes to Consolidated Financial Statements for a discussion of Class A Common Stock and Class B Common Stock.


                See Notes to Consolidated Financial Statements.

                          BA MERCHANT SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

  BA Merchant Services, Inc. (the Company) was incorporated on October 11, 1996 and commenced operations December 4, 1996 upon the transfer by Bank of America NT&SA (the Bank) and Bank of America NW, National Association, (formerly Seattle-First National Bank) (BANW) of their respective United States merchant processing businesses to the Company in consideration for 30.2 million shares of Class B Common Stock (the Reorganization). At December 31, 1996, the Bank and BANW were wholly owned subsidiaries of BankAmerica Corporation (BAC). However, on January 1, 1997, BANW was merged into the Bank. References in these Notes to Consolidated Financial Statements to BAC shall be deemed to be references to BankAmerica Corporation and its subsidiaries and affiliates, including the Bank and BANW, unless the context requires otherwise.

  BAC's transfer of certain assets and liabilities of its United States merchant processing businesses (net assets) was accounted for as a reorganization of entities under common control and, accordingly, the transfer of these net assets was accounted for at historical cost. Included in the contribution of net assets was SF Merchant Services, Inc. a wholly owned subsidiary of BANW.

  During December 1996, the Company issued 16.1 million shares of Class A Common Stock in underwritten initial public offerings (the Offerings) which generated gross proceeds of $249.6 million less the underwriters' discount and expenses totaling $16.7 million, resulting in net proceeds of $232.9 million. In late December 1996, $126.3 million of the net proceeds were used to pay down the outstanding balance on a revolving line of credit with an affiliate. Such borrowings had been used to finance operations between the Reorganization and the Offerings and reflected the level of the Company's business during the 1996 year-end holiday season.

  The Company has two classes of authorized common stock: Class A Common Stock and Class B Common Stock. Holders of the Class A Common Stock generally have identical rights to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of the Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of stockholders. Upon completion of the Reorganization, BAC owned 100 percent of the Class B Common Stock, which subsequent to the Offerings represents 65.2 percent of the Company's common stock and 94.9 percent of the combined voting power of the Company's outstanding common stock.

  In connection with the Reorganization, the Company entered into various intercompany agreements with BAC which are described in Note 10 on page 36. The Company also entered into a definitive agreement with BAC to acquire the merchant processing businesses presently conducted by the Bank in the Philippines and Thailand (collectively, the Asian Acquisitions) and to work cooperatively to allow the Company to acquire BAC's merchant processing businesses in Taiwan and other countries in Asia subject to the approval in each such country of the local regulatory authorities.

  The Company provides an array of payment processing and related information products and services to merchants throughout the United States who accept credit, charge, and debit cards as payment for goods and services. The Company is one of the largest processors of merchant credit card transactions and the largest processor of debit card transactions in the United States. The Company's products and services include the processing of a wide variety of credit, charge, and debit card transactions and providing merchants with other related information, services, and product support.

  The Company provides its products and services to a merchant customer base in a wide variety of industries, including general retailers, restaurants, and supermarkets. The Company's customers are large multi-regional chains, middle-market merchants, and small merchants. The Company's sales force markets its products and services to merchants directly and through the BAC branch network and product distribution system. In addition, the Company uses agent banks and independent sales organizations (ISOs) that obtain customers on behalf of the Company.

                          BA MERCHANT SERVICES, INC.

  At December 31, 1996, more than half of the merchant locations served by the Company were located in the State of California. The Company estimates that approximately 40 percent of its charge volume processed for the year ended December 31, 1996 was derived from merchant locations in California.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation. The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles and include the accounts of BA Merchant Services, Inc. and its wholly owned subsidiary, SF Merchant Services, Inc. Significant intercompany balances and transactions have been eliminated.

  The accompanying financial statements have been prepared as if the Company had operated as a separate entity for all periods presented. The financial statements include the consolidated results of operations, assets and liabilities of the Company for the period from the date of the Reorganization through December 31, 1996, and the combined historical results of operations, assets and liabilities of the U.S. merchant processing businesses of the Bank and BANW for all periods prior to the Reorganization. For simplicity of presentation, these financial statements are referred to herein as Consolidated Financial Statements.

  Prior to the Reorganization, changes in BankAmerica's equity interest represented net income of the Company adjusted for net cash transfers to and from BankAmerica. Additionally, the financial statements include allocations of certain assets (primarily property and equipment) and expenses relating to the merchant processing businesses transferred from BankAmerica. Management believes these allocations are reasonable. Certain of the pre-Reorganization expenses in the Consolidated Financial Statements were not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Therefore, prior to the Reorganization, the Consolidated Financial Statements may not necessarily reflect the Company's consolidated results of operations, financial position, changes in equity and cash flows as they would have been had the Company been a separate, stand-alone entity during the periods presented. Subsequent to the Reorganization, the Company performed these functions using its own resources and purchased services (from BankAmerica and other companies) and was responsible for the costs and expenses associated with the management of a stand-alone entity.

  Certain amounts in prior periods have been reclassified to conform to the current presentation.

  Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The amounts reflected on the balance sheet at December 31, 1996 and 1995 are held on deposit or invested through BankAmerica.

  Drafts in Transit. Drafts in transit represent those transactions for which merchants have been paid by the Company, but for which payment has not yet been received from the credit card associations or debit card networks. Payment from those entities is generally received within one to three days.

  Accounts Receivable. Accounts receivable primarily represents fee income earned but not collected under processing agreements with merchants, agent banks, and ISOs.

  Property and Equipment. Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from two to eight years for furniture and equipment and from three to five years for point-of-sale terminals.

  Identifiable Intangible Assets. Included in other assets are identifiable intangible assets related to customer base acquisitions and the buyout of a non-competition agreement which occurred in 1992. These assets are being amortized on a straight-line basis over a five-year period corresponding to the original life of the buyout agreement and the estimated period of benefit related to the customer bases acquired.

                          BA MERCHANT SERVICES, INC.

  Merchants Payable. Merchants payable represents those transactions for which the Company has been paid, but for which amounts have not yet been remitted to merchants.

  Net Revenue. Net revenue primarily includes fees earned from merchants related to the processing of transactions (including merchant discount fees), offset by interchange fees payable to credit card issuers and fees payable to credit card associations and debit card networks, and is recorded as services are performed. Net revenue also includes fees earned from the deployment of point of sale terminals.

  Provision for Income Taxes. The liability method of accounting is used for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax expense for the year.

  Historically, the Company has been included in the consolidated federal, and in certain consolidated and combined state and local returns filed by BAC. The Company settled its consolidated and combined tax liabilities by making payments to BAC.

  After the Offerings, the Company will file separate federal and certain separate state and local tax returns according to the taxable activity of its operations and will be included in certain consolidated and combined state and local tax returns filed by BAC. As a result, the Company's federal and separate state and local income tax provisions and related tax liabilities will be calculated on a stand-alone basis. In accordance with the Company's tax allocation agreement with BAC, the consolidated and combined state and local income tax provision and related tax liabilities and assets for the Company will be determined as though the Company had filed separate tax returns. If the Company is unable to fully recognize all of its state and local deferred tax assets on a separate return basis, the Company will recognize additional deferred tax assets to the extent they are expected to be realized in the consolidated and combined state and local returns. Tax payments related to excess losses or tax credits will be received by the Company if these deductions and credits are utilized in the consolidated and combined state and local returns.

  Recently Issued Accounting Standards. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the standard did not materially impact the Company's combined results of operations, financial condition, or cash flows since this standard was essentially the method the Company used in the past to measure and record asset impairments.

  In 1995, the Financial Accounting Standards Board released SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This standard provides an alternative to Accounting Principles Board (APB) Opinion No. 25 and is effective for fiscal years beginning after December 15, 1995. The Company has elected to account for stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations (APB Opinion 25) and to follow the pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123. Accordingly, SFAS No. 123 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

  Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of drafts in transit and accounts receivable.

                          BA MERCHANT SERVICES, INC.

  Use of Estimates in the Preparation of Financial Statements. The preparation of the consolidated financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

3. MERCHANT DEPOSITS

  Merchant deposits are restricted deposit accounts held at BankAmerica branches whose balances may be used by the Company to satisfy chargebacks and other disputes. When a credit card is used to initiate a transaction which is disputed by the cardholder, it is the responsibility of the card-accepting processor to see that the merchant resolves the dispute. If the merchant is unable or unwilling to do so, the processor may have to refund to the cardholder the purchase price of the disputed transaction. As protection against such liability, the Company may require certain merchants to maintain restricted deposit accounts in which the Company has a security interest. Because these deposits are legal liabilities of the respective BankAmerica branches, such deposits do not appear on the balance sheet of the Company. At December 31, 1996, merchant deposits were approximately $6.9 million.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  During the year ended December 31, 1996, the Company exchanged 30.2 million shares of Class B Common Stock for BankAmerica's interest in certain assets and liabilities of its merchant processing operations excluding drafts in transit of $97.8 million, which had been previously funded by BankAmerica. In addition, the Company issued 134,000 shares of restricted stock to management personnel as described in Note 8 on page 33.

  During the years ended December 31, 1996, 1995 and 1994, the Company made net income tax payments to BAC of $15.5 million, $14.8 million, and $13.3 million, respectively.

5. PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment:

                                                                  DECEMBER 31
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
   (AMOUNTS IN THOUSANDS)
   Furniture and equipment..................................... $ 4,549 $ 3,180
   Payment processing terminals................................  43,170  34,174
                                                                ------- -------
                                                                 47,719  37,354
   Less: Accumulated depreciation..............................  30,959  22,876
                                                                ------- -------
                                                                $16,760 $14,478
                                                                ======= =======

6. REVOLVING LINE OF CREDIT

  On December 2, 1996, the Company entered into a $140 million revolving line of credit with Bank of America Texas, N.A. (an affiliate). As of March 5, 1997, the Company requested that the amount of the revolving line of credit be reduced to $75 million. The revolving line of credit, as revised, bears interest based on Bank of America Texas, N.A.'s reference rate, or LIBOR plus 50 basis points, at the Company's election, and includes a commitment fee of 0.125% on the unused portion of the line of credit. Interest and any commitment fees are payable quarterly. The revolving line of credit expires on December 31, 1997 and was unutilized as of December 31, 1996. During the year ended December 31, 1996, the Company paid interest of $492,000 on the line of credit and loan fees of $355,000.

                          BA MERCHANT SERVICES, INC.

7. INCOME TAXES

  The significant components of the provision for income taxes are as follows:

                                                         YEAR ENDED DECEMBER 31
                                                         -------------------------
                                                          1996     1995     1994
                                                         -------  -------  -------
(DOLLAR AMOUNTS IN THOUSANDS)
Current:
  Federal............................................... $14,400  $11,431  $10,376
  State and local.......................................   4,253    3,410    2,972
                                                         -------  -------  -------
                                                          18,653   14,841   13,348
Deferred:
  Federal...............................................  (1,065)    (240)    (345)
  State and local.......................................    (232)     (28)      13
                                                         -------  -------  -------
                                                          (1,297)    (268)    (332)
                                                         -------  -------  -------
    Total............................................... $17,356  $14,573  $13,016
                                                         =======  =======  =======
Effective tax rate......................................    41.3%    41.4%    41.3%

  The Company's provision for income taxes differs from amounts computed by applying the federal statutory tax rate of 35% due to state income taxes.

  The significant components of the Company's deferred income tax assets and liabilities are shown below:

                                                                  DECEMBER 31
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
   (AMOUNTS IN THOUSANDS)
   Deferred income tax assets:
     Accrued expenses........................................... $2,183  $1,217
     State taxes................................................  1,338   1,155
                                                                 ------  ------
   Total deferred income tax assets.............................  3,521   2,372
   Deferred income tax liabilities:
     Identifiable intangible assets.............................   (180)   (711)
                                                                 ------  ------
   Total deferred income tax liabilities........................   (180)   (711)
                                                                 ------  ------
   Net deferred income tax assets............................... $3,341  $1,661
                                                                 ======  ======

  Management believes that the Company will fully realize its total deferred income tax assets based upon its total deferred income tax liabilities and its current level of operating income. Accordingly, no valuation allowance was established for any reporting period presented.

8. EMPLOYEE BENEFIT PLANS

  The Company participates in defined benefit pension plans, defined contribution plans, welfare benefit plans, and post-retirement and post-employment plans sponsored by BAC which cover substantially all salaried employees of the Company. The Company receives a monthly allocated charge from BAC for its share of pension costs in an amount equivalent to the employer expense of the employee benefit plans, health and dental insurance plans, workers' compensation insurance, and other compensation-related expenses for its employees participating in the plans. Employee benefits costs incurred by the Company are calculated by applying a benefit factor percentage, as determined by BAC, against employee base salaries for the defined benefit pension plan and defined contribution plans and a per employee charge for welfare benefits. For the years ended December 31, 1996, 1995, and 1994, the Company incurred a total expense of $3.9 million, $2.8 million, and $2.6 million, respectively, for its share of retirement and welfare plan expenses.

                          BA MERCHANT SERVICES, INC.

  Defined Benefit Plans. Eligible salaried employees of the Company are covered under the BankAmerica Pension Plan (the Pension Plan), which is a defined benefit cash balance plan. Prior to January 1, 1996, certain Company employees were covered by the Seafirst Corporation Retirement Plan (the Seafirst Plan), a final average pay defined benefit plan. Effective December 31, 1995, the Seafirst Plan was merged into the Pension Plan; however, the Seafirst plan benefit formula remained in effect for Seafirst employees through March 31, 1996.

  Benefits are based on the employees' length of service, level of compensation and, in the case of the Pension Plan, a specified interest rate (7.25%, 6.50%, and 8.50% for the years ending December 31, 1996, 1995 and 1994, respectively). Effective January 1, 1996, the benefit formula of the Pension Plan was amended such that eligible participants receive nonmatching employer contributions, called pay-based credits, of 7 percent of annual qualified earnings over one-half of the Social Security wage base. Contributions are made by the Company to BAC based on actuarial computations of the amount sufficient to fund the current service cost plus amortization of the unfunded actuarial accrued liability. Contributions are determined in accordance with Internal Revenue Service funding requirements and are invested in diversified portfolios, including fixed income and equity investments.

  Contributions expense to the Plan was $0.9 million, $0.3 million, and $0.3 million for the years ended December 31, 1996, 1995, and 1994, respectively.

  Defined Contribution Plans. The majority of salaried employees of the Company participate in the BankAmerica 401(k) Investment Plan. This defined contribution plan provides tax-deferred investment opportunities to salaried employees who have completed the required length of service. Employees may contribute to the plan up to certain limits prescribed by the Internal Revenue Service. A portion of these contributions is matched by the Company. Contributions are invested at the direction of the participant. Prior to April 1, 1996, certain Company employees participated in the Seafirst Corporation Employee Matched Savings Plan, also a defined contribution plan with matching employer contributions. Effective April 1, 1996, the Seafirst plan was merged into and replaced by the BankAmerica 401(k) Investment Plan. Effective January 1, 1996, the BankAmerica 401(k) Investment Plan was amended to provide eligible employees with pay-based credits equal to 3 percent or 7 percent of an eligible employee's annual qualified earnings up to one-half of the Social Security wage base, depending upon the employee's age or length of service.

  Contributions expense to BankAmerica's 401(k) Investment Plan was $0.6 million, $0.6 million, and $0.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  Post-Retirement Health Care and Life Insurance Benefits. Currently, the Company provides certain defined health care and life insurance benefits under plans for certain retired employees sponsored by BAC. Retiree health care benefits are offered under self-insured arrangements, as well as through various health maintenance organizations. Retiree life insurance benefits are provided through an insurance company. BAC allocates the cost of post-retirement benefits to the Company as part of a per employee charge for welfare benefits. That charge is periodically reviewed and evaluated. The retiree's share is the remainder of the cost for the given coverage. BAC's policy is to fund the cost of medical benefits in amounts determined at the discretion of management. Employer contributions are invested in diversified portfolios, including fixed income and equity investments.

  Contributions expense to the Plan was $0.4 million for each of the three years ended December 31, 1996, 1995 and 1994.

  Stock Plans. During 1996, the Company adopted two stock-based compensation plans: the BA Merchant Services, Inc. Long-Term Incentive Plan (the LTIP) and the BA Merchant Services, Inc. Nonemployee Director Stock Plan (the Director
Plan). Compensation expense related to these stock plans was $2.5 million in 1996, substantially all of which represents a one-time charge for the conversion of employee options from BAC shares to the Company shares, as discussed below.

                          BA MERCHANT SERVICES, INC.

  The Company offers shares of its common stock to certain officers and employees of the Company and its subsidiaries under the LTIP and to directors of the Company who are not also employees of the Company or BAC (nonemployee directors) under the Director Plan. Seven million shares of the Company's Class A Common Stock have been authorized for issuance through the LTIP and the Director Plan in the aggregate. Both plans are administered by the Executive Personnel and Compensation Committee of the Board of Directors (the Compensation Committee). The Compensation Committee may award a number of forms of stock-based compensation to eligible employees, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance units, and performance shares, and may award nonqualified stock options to nonemployee directors.

  On December 19, 1996, contingent upon completion of the Offerings, the Company awarded to its executive officers stock options representing 257,000 shares of Class A Common Stock and 134,000 Class A Common Restricted Stock with a fair value at the date of grant of $15.50 per share. The transfer of stock was at no cost to the officers. The shares under option vest ratably over three years and have a maximum term of ten years after the grant date. All restricted shares issued by the Company were outstanding at December 31, 1996. One-third of the restricted shares vest three years after the date of grant. The remaining shares vest ratably thereafter over the next two years.

  The Company has adopted a program within the LTIP called Ownership Counts!(TM) under which substantially all employees of the Company receive periodic stock option grants for no more than 400 shares of the Company's Class A Common Stock annually. The shares under option vest ratably over three years and have a maximum term of five years after the date the options are granted.

  On December 31, 1996, certain employees of the Company who had received BAC stock options and restricted stock under BAC's management stock plans elected to exchange their BAC stock options and restricted stock for stock options representing 329,711 shares of the Company's Class A Common Stock and 2,092 shares of the Company's Class A Common Restricted Stock with a fair value at the date of exchange of $17.88, as provided by the LTIP agreement. The employee stock exchange resulted in a one-time charge of $2.4 million to compensation expense.

  Under the Director Plan, each nonemployee director is granted options to purchase shares of the Company's Class A Common Stock upon election to the Board of Directors and on the day following each annual meeting of the Company's stockholders. The shares under option vest on the day before the annual meeting of the Company's stockholders following the date of grant and have a ten-year term.

  At December 31, 1996, shares available for grant under the LTIP and Director Plan as either stock options or restricted stock were 6,205,143. Shares subject to options that are canceled become available for future grants.

  The following is a summary of the Company's stock option activity, and related information for the period ended December 31, 1996:

                                                                  WEIGHTED-AVG.
                                                         SHARES   EXERCISE PRICE
                                                         -------  --------------
   Balance, beginning of year...........................     --          --
   Granted.............................................. 658,865      $13.06
   Exercised............................................     --          --
   Forfeited............................................    (100)      15.50
   Expired..............................................     --          --
                                                         -------      ------
   Balance, end of year................................. 658,765      $13.06
                                                         =======      ======
   Exercisable at end of year........................... 132,570      $ 8.38
                                                         =======      ======

                          BA MERCHANT SERVICES, INC.

  At December 31, 1996, 329,711 options were outstanding with exercise prices ranging from $7.97 to $14.89 having a weighted-average remaining contractual life of 8.2 years, and 329,054 options were outstanding with exercise prices ranging from $15.50 to $17.88 having a weighted-average remaining contractual life of 9.0 years. Stock options exercisable at December 31, 1996 consisted of 132,570 options with a weighted average exercise price of $8.38, which were granted in the employee stock exchange transaction previously discussed.

  The table below reflects the Company's net income and pro forma earnings per share for the period ended December 31, 1996, as if compensation cost for the Company's stock plans had been determined based on the fair value at the grant dates for awards under those plans and expensed. Since pro forma compensation cost relates to all periods over which the awards vest, the initial impact on pro forma net income may not be representative of compensation cost in subsequent years, when the effect of the amortization of multiple awards would be reflected.

      Net income (in thousands)........................................ $24,614
      Pro forma earnings per share.....................................    0.53

  Fair values of the options were estimated at the date of grant using a variation of the Black-Scholes option pricing model, which includes the following assumptions used for the stock options awarded during 1996: weighted average risk-free interest rate of 6.13%, expected volatility of 23.0%, weighted average expected option life of the LTIP of 4.1 years and for the Director Plan of 10.0 years, and expected dividend yield of zero.

  The weighted-average grant date fair value of the options granted during 1996 was $4.67 per option. The exercise price of each option equals the market price of the Company's Class A Common Stock on the date of grant. Expiration dates for options outstanding at December 31, 1996 ranged from December 18, 2001 to December 31, 2006.

9. COMMITMENTS

  The Company has contractual agreements with third parties to receive merchant data processing services and data processing and card transactions services. Included in these contracts is an agreement with a third party who provides the primary processing service to the Company and with whom the Company has a long-term contract which expires in 2001. Future commitments under this contract are unknown as payment amounts vary with volumes processed.

10. RELATED PARTIES

  The Company and BAC engage in various intercompany transactions and arrangements including the provision by BAC of various services to the Company. Such services are currently provided pursuant to various intercompany agreements which, among other things, grant to the Company a license to use the Bank of America name and certain trademarks and services marks in connection with the Company's business.

  Additional services provided under the intercompany agreements include product distribution services, direct access processing services, direct access marketing services, system support services, association and network sponsorship and representation in the credit card associations, telecommunications services, tax and treasury services, regulatory and compliance, legal, accounting and audit services and other miscellaneous support and administrative services. Fees paid for these services were approximately $8.3 million, $7.7 million, and $7.5 million, for the years ended December 31, 1996, 1995, and 1994, respectively.

  As part of the intercompany agreements, the Company paid BAC total rental expense of $1.9 million, $1.9 million, and $2.3 million, for the years ended December 31, 1996, 1995, and 1994, respectively. The Company leases its facilities from BAC under a five-year lease agreement which can be cancelled with six months notice. In addition, the Company paid BAC $15.5 million, $14.8 million and $13.3 million for the years ended December 31, 1996, 1995, and 1994 under the tax allocation agreements.

                          BA MERCHANT SERVICES, INC.

  The Company believes that the cost of services provided under the intercompany arrangements are not materially different from the costs that would have been incurred if the Company was unaffiliated with BAC.

  In connection with the Offerings, BAC and the Company also entered into a Non-Competition and Corporate Opportunities Allocation Agreement pursuant to which BAC will not compete with the Company for a period of five years with respect to payment processing for merchants to the extent that such payments arise in the use of credit, charge or debit cards for the purchase of goods and services and are authorized through an electronic medium originating at the point of sale in the United States and, following any transfer of the Bank's merchant processing business in an Asian country, in such Asian country. Any or all of the intercompany agreements may be terminated by BAC, if at any time it beneficially owns shares representing less than a majority of the voting power of the Company's outstanding common stock.

11. EARNINGS PER SHARE

  Historical earnings per share have not been presented since the Company had no outstanding stock as of December 1995 or 1994 and such information would not be meaningful. Pro forma earnings per share for the three years ended December 31, 1996 were computed by dividing net income by the weighted-average number of common shares outstanding and the additional dilutive effect of the stock rights and options outstanding assuming the Reorganization had occurred as of January 1, 1994 and the stock issued in the Reorganization and Offerings had been outstanding for the three years ended December 31, 1996:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                        1996    1995    1994
                                                       ------- ------- -------
   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
   Net income......................................... $24,669 $20,656 $18,533
   Average number of shares outstanding...............  46,305  46,300  46,300
   Pro forma earnings per share (unaudited)........... $  0.53 $  0.45 $  0.40
   Pro forma earnings per share, as adjusted
    (unaudited)(a)....................................    0.66    0.55    0.48

--------
(a) Pro forma earnings per share, as adjusted (unaudited), assumes that proceeds from the Offerings in the fourth quarter of 1996 were available from January 1, 1994 and were invested in short-term investments, and excludes the one-time expense to the employee stock exchange ($2.4 million) and interest expense ($492,000) from 1996 results.

12. PREFERRED STOCK

  The Company is authorized to issue, in one or more series, ten million shares of preferred stock and to fix the dividend rights, conversion rights, terms and rights of redemption, liquidation preferences and sinking fund terms. At December 31, 1996, no preferred stock was outstanding.

13. SUPPLEMENTAL PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

  A supplemental unaudited pro forma condensed consolidated statement of operations for each of the three years in the period ended December 31, 1996, has not been presented since the effects of the Reorganization and the Offerings will not have a material impact on the Company's operating results.

                           BA MERCHANT SERVICES, INC.

14. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                     QUARTER ENDED 1996
                              ---------------------------------
                              DEC. 31 SEPT. 30 JUNE 30 MARCH 31
                              ------- -------- ------- --------
(AMOUNTS IN THOUSANDS)
Net revenue.................  $33,926 $32,617  $31,430 $28,242
Operating expense...........   23,116  21,798   20,350  18,496
                              ------- -------  ------- -------
Operating income............   10,810  10,819   11,080   9,746
Net interest expense........      430     --       --      --
Provision for income
 taxes......................    4,286   4,468    4,577   4,025
                              ------- -------  ------- -------
Net income..................  $ 6,094 $ 6,351  $ 6,503 $ 5,721
                              ======= =======  ======= =======

                                     QUARTER ENDED 1995
                              ---------------------------------
                              DEC. 31 SEPT. 30 JUNE 30 MARCH 31
                              ------- -------- ------- --------
   .........................
Net revenue.................  $29,294 $28,556  $26,668 $25,410
Operating expense...........   20,031  19,624   18,291  16,753
                              ------- -------  ------- -------
Operating income............    9,263   8,932    8,377   8,657
Net interest expense........      --      --       --      --
Provision for income taxes..    3,833   3,694    3,471   3,575
                              ------- -------  ------- -------
Net income..................  $ 5,430 $ 5,238  $ 4,906 $ 5,082
                              ======= =======  ======= =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning directors and executive officers of the Company is incorporated by reference from the text under the captions, "Proposal 1:
Election of Directors," "Executive Officers of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's May 28, 1997 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation is incorporated by reference from the text under the caption, "Executive Compensation" in the Proxy Statement for the May 28, 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the text under the caption, "Ownership of Company Common Stock " in the Proxy Statement for the Company's May 28, 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is incorporated by reference from the text under the captions, "Certain Transactions and Other Matters" and "Relationship with BankAmerica Corporation" in the Proxy Statement for the Company's May 28, 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

 EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT
 -------                          -----------------------
   *3.1(i)  Amended and Restated Certificate of Incorporation of the
             Registrant.
   *3.1(ii) Bylaws of the Registrant.
   *4.1     Specimen Certificate for the Class A Common Stock, par value $.01 per share, of Registrant.
    4.2     Registration Rights Agreement dated as of December 3, 1996 among the Registrant, Bank of America NT&SA and Bank of America NW,
             National Association.
   10.1     Lease Agreement dated as of December 3, 1996 among the Registrant,
             Bank of America NT&SA and Bank of America NW, National
             Association.
   10.2     Sponsorship and Processing Agreement dated as of December 3, 1996 between the Registrant and Bank of America NT&SA.
  *10.3     Trademark License Agreement dated as of December 3, 1996 between the Registrant and BankAmerica Corporation.
  *10.4     Administrative and Support Services Agreement dated December 3,
             1996 among the Registrant, Bank of America NT&SA and Bank of
             America NW, National Association.

  EXHIBIT
  NUMBER                          DESCRIPTION OF DOCUMENT
  -------                         -----------------------
  10.5(i)   Marketing Agreement dated as of December 3, 1996 among the
             Registrant, Bank of America NT&SA and Bank of America NW, National
             Association.
  10.5(ii)  Marketing Agreement dated as of December 3, 1996 among the Bank of
             America NA, Bank of America NW, National Association and the
             Registrant.
  10.6      Tax Allocation Agreement dated as of December 3, 1996 between the
             Registrant and BankAmerica Corporation.
 *10.7      Merchant Card Services Agreement dated June 29, 1994 between the
             Registrant and Total System Services, Inc.
 *10.8      Asset Transfer Agreement dated as of December 3, 1996 among the
             Registrant, Bank of America NT&SA and Bank of America NW, National
             Association.
 *10.9      BA Merchant Services, Inc. Nonemployee Director Stock Plan. (a)
 *10.10     BA Merchant Services, Inc. Short-Term Incentive Plan. (a)
 *10.11     BA Merchant Services, Inc. Long-Term Incentive Plan. (a)
  10.12     Asian Acquisition Agreement dated as of December 3, 1996 between the Registrant and Bank of America NT&SA relating to Asian businesses.
 *10.13     Non-Competition and Corporate Opportunities Allocation Agreement
             dated as of December 3, 1996 between the Registrant and
             BankAmerica Corporation.
 *10.14     Stockholders Agreement dated as of December 3, 1996 among the
             Registrant, Bank of America NT&SA and Bank of America NW, National
             Association.
 *10.15(i)  Processing Services Agreement dated December 3, 1996 between the
             Registrant and Bank of America Texas, N.A.
 *10.15(ii) Processing Services Agreement dated December 3, 1996 between the
             Registrant and Bank of America, F.S.B.
  10.16     Revolving Credit Agreement dated March 5, 1997 between the
             Registrant and Bank of America Texas, N.A.
  21.1      Subsidiaries of the Registrant.
  23.1      Consent of Ernst & Young LLP.
  24.1      Powers of Attorney.
  27.1      Financial Data Schedule.

--------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-13985).

  (a) Management contract or compensatory plan, contract, or arrangement.

  (b) Financial Statement Schedules.

  All schedules have been omitted because they are not applicable, not required, or the required information is included in the financial statements and notes thereto.

  (c) Reports on Form 8-K.

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 28, 1997                            BA Merchant Services, Inc.

                                                  /S/ JAMES H. WILLIAMS
                                          By __________________________________
                                                    (JAMES H. WILLIAMS,
                                                 EXECUTIVE VICE PRESIDENT,
                                                 CHIEF FINANCIAL OFFICER,
                                               CHIEF ACCOUNTING OFFICER, AND
                                                        TREASURER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                                   TITLE

Principal Executive Officer and Director:

   /S/    SHARIF M. BAYYARI               President and Chief Executive
_____________________________________      Officer
         (SHARIF M. BAYYARI)

Principal Financial or Accounting Officer:

   /S/    JAMES H. WILLIAMS               Executive Vice President, Chief
_____________________________________      Financial Officer, Chief Accounting
         (JAMES H. WILLIAMS)               Officer, and Treasurer

Directors:

   /S/    SHARIF M. BAYYARI               Director
_____________________________________
         (SHARIF M. BAYYARI)

         THOMAS E. PETERSON*              Chairman of the Board of Directors
_____________________________________
        (THOMAS E. PETERSON)

         BARBARA J. DESOER*               Director
_____________________________________
         (BARBARA J. DESOER)

          DONALD R. DIXON*                Director
_____________________________________
          (DONALD R. DIXON)

           JAMES G. JONES*                Director
_____________________________________
          (JAMES G. JONES)

         WILLIAM E. FISHER*               Director
_____________________________________
         (WILLIAM E. FISHER)

A majority of the members of the Board of Directors.

      /S/   CHERYL SOROKIN
*By _________________________________
 (CHERYL SOROKIN, ATTORNEY-IN-FACT)

Dated: March 28, 1997

                         [RECYCLED LOGO APPEARS HERE]

                           Printed on Recycled Paper

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                   DESCRIPTION OF DOCUMENT                     PAGE
  -------                  -----------------------                 ------------
            Amended and Restated Certificate of Incorporation of
  *3.1(i)    the Registrant.
  *3.1(ii)  Bylaws of the Registrant.
            Specimen Certificate for the Class A Common Stock,
  *4.1       par value $.01 per share, of Registrant.
   4.2      Registration Rights Agreement dated as of December
             3, 1996 among the Registrant, Bank of America NT&SA
             and Bank of America NW, National Association.
  10.1      Lease Agreement dated as of December 3, 1996 among
             the Registrant, Bank of America NT&SA and Bank of
             America NW, National Association.
  10.2      Sponsorship and Processing Agreement dated as of
             December 3, 1996 between the Registrant and Bank of
             America NT&SA.
 *10.3      Trademark License Agreement dated as of December 3,
             1996 between the Registrant and BankAmerica
             Corporation.
 *10.4      Administrative and Support Services Agreement dated
             December 3, 1996 among the Registrant, Bank of
             America NT&SA and Bank of America NW, National
             Association.
  10.5(i)   Marketing Agreement dated as of December 3, 1996
             among the Registrant, Bank of America NT&SA and
             Bank of America NW, National Association.
  10.5(ii)  Marketing Agreement dated as of December 3, 1996 among the Bank of America NA, Bank of America NW,
             National Association and the Registrant.
  10.6      Tax Allocation Agreement dated as of December 3,
             1996 between the Registrant and BankAmerica
             Corporation.
 *10.7      Merchant Card Services Agreement dated June 29, 1994
             between the Registrant and Total System Services,
             Inc.
 *10.8      Asset Transfer Agreement dated as of December 3,
             1996 among the Registrant, Bank of America NT&SA
             and Bank of America NW, National Association.
 *10.9      BA Merchant Services, Inc. Nonemployee Director
             Stock Plan.
 *10.10     BA Merchant Services, Inc. Short-Term Incentive
             Plan.
 *10.11     BA Merchant Services, Inc. Long-Term Incentive Plan.
  10.12     Asian Acquisition Agreement dated as of December 3,
             1996 between the Registrant and Bank of America
             NT&SA relating to Asian businesses.
 *10.13     Non-Competition and Corporate Opportunities
             Allocation Agreement dated as of December 3, 1996
             between the Registrant and BankAmerica Corporation.
 *10.14     Stockholders Agreement dated as of December 3, 1996
             among the Registrant, Bank of America NT&SA and
             Bank of America NW, National Association.
 *10.15(i)  Processing Services Agreement dated December 3, 1996 between the Registrant and Bank of America Texas,
             N.A.
 *10.15(ii) Processing Services Agreement dated December 3, 1996 between the Registrant and Bank of America, F.S.B.
  10.16     Revolving Credit Agreement dated March 5, 1997
             between the Registrant and Bank of America Texas,
             N.A.
  21.1      Subsidiaries of the Registrant.
  23.1      Consent of Ernst & Young LLP.
  24.1      Powers of Attorney.
  27.1      Financial Data Schedule

--------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-13985).