Form 10-Q
period 1997-03-31
BA MERCHANT SERVICES INC
filed 1997-05-13
CIK 1024674

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                      or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-12365

             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER:
                          BA Merchant Services, Inc.

         STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION:
                                   Delaware

                    I.R.S. EMPLOYER IDENTIFICATION NUMBER:
                                  94-3252840

                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                           One South Van Ness Avenue
                        San Francisco, California 94103

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 415-241-3390

              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT:
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.01 par value--16,236,092 outstanding on March 31, 1997 Class B Common Stock, $0.01 par value--30,200,000 outstanding on March 31, 1997

-------------------------------------------------------------------------------

This document serves both as an analytical review for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of BA Merchant Services, Inc. to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or to pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with BA Merchant Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, including the consolidated financial statements and notes thereto.

                                     INDEX

                           BA MERCHANT SERVICES, INC.

                                                                           PAGE
                                                                           ----
                          PART I FINANCIAL INFORMATION

 Item 1. Financial Statements...........................................     1
         Consolidated Balance Sheet.....................................     1
         Consolidated Statement of Operations...........................     2
         Consolidated Statement of Cash Flows...........................     3
         Consolidated Statement of Changes in Equity....................     4
         Notes to Consolidated Financial Statements.....................     5
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................     8
         Highlights.....................................................     8
         Results of Operations..........................................     8
         Balance Sheet Review...........................................     9
         Liquidity and Capital Resources................................     9
         Risk Management................................................     9
         Forward-Looking Statements.....................................    10

                           PART II OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K...............................    10

ITEM 1. FINANCIAL STATEMENTS

                           BA MERCHANT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                        MARCH 31, DECEMBER 31,
                                                          1997        1996
                                                        --------- ------------
(DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents............................ $211,334    $138,398
  Drafts in transit....................................   29,764      87,803
  Accounts receivable..................................   33,941      35,282
                                                        --------    --------
    Total current assets...............................  275,039     261,483
Property and equipment, net............................   18,902      16,760
Other assets...........................................    9,912       8,478
                                                        --------    --------
    Total assets....................................... $303,853    $286,721
                                                        ========    ========
LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable..................................... $  3,534    $    415
  Merchants payable....................................   14,341      14,092
  Accrued liabilities..................................    4,671       5,603
  Accrued credit card association and interchange
   fees................................................    7,471       5,060
  Income taxes payable ................................    7,632       3,188
                                                        --------    --------
    Total current liabilities..........................   37,649      28,358
Other liabilities......................................    6,853       6,238
                                                        --------    --------
    Total liabilities..................................   44,502      34,596

Stockholders' equity:
Class A Common Stock, par value $0.01 (authorized
 200,000,000 shares; issued and outstanding 16,236,092
 shares)...............................................      162         162
Class B Common Stock, par value $0.01 (authorized
 50,000,000 shares; issued and outstanding 30,200,000
 shares)...............................................      302         302
Additional paid-in capital.............................  249,628     249,622
Retained earnings......................................    9,259       2,039
                                                        --------    --------
    Total stockholders' equity.........................  259,351     252,125
                                                        --------    --------
    Total liabilities and equity....................... $303,853    $286,721
                                                        ========    ========

                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenue.................................................... $32,890 $28,242
Operating expense (See Note 6):
  Data processing and communications...........................   7,565   6,678
  Salaries and employee benefits...............................   7,402   5,960
  General and administrative...................................   4,634   3,199
  Depreciation.................................................   2,100   1,903
  Occupancy....................................................     620     468
  Amortization of intangibles..................................     113     288
                                                                ------- -------
    Total operating expense....................................  22,434  18,496
                                                                ------- -------
Income from operations.........................................  10,456   9,746
Net interest income............................................   1,850     --
                                                                ------- -------
Income before income taxes.....................................  12,306   9,746
Provision for income taxes.....................................   5,086   4,025
                                                                ------- -------
    Net income................................................. $ 7,220 $ 5,721
                                                                ======= =======
Earnings per common and common equivalent share................ $  0.16     N/A
Earnings per common share--assuming full dilution.............. $  0.16     N/A


                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             -------------------
                                                               1997      1996
                                                             --------  --------
(DOLLAR AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................. $  7,220  $  5,721
Adjustments to net income to arrive at cash provided by
 operating activities:
  Depreciation..............................................    2,100     1,903
  Amortization of intangibles...............................      113       288
  Benefit from deferred income taxes........................     (342)     (300)
  Amortization of restricted stock..........................      102       --
  Amortization of loan fee..................................       85       --
  Changes in operating assets and liabilities:
    Decrease in drafts in transit...........................   58,039     3,604
    Decrease in accounts receivable.........................    1,341        83
    Increase (decrease) in accounts payable.................    3,119      (134)
    Increase in current income taxes payable ...............    4,444       --
    Increase in merchants payable...........................      249       941
    Increase (decrease) in accrued liabilities..............     (932)      801
    Increase (decrease) in accrued credit card association
     and interchange fees...................................    2,411      (898)
    Other, net..............................................     (675)    1,150
                                                             --------  --------
      Net cash provided by operating activities.............   77,274    13,159
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................   (4,242)   (3,158)
                                                             --------  --------
      Net cash used for investing activities................   (4,242)   (3,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in underwriting expense............................      (96)      --
BAC's change in funding.....................................      --    (10,315)
                                                             --------  --------
      Net cash used for financing activities................      (96)  (10,315)
                                                             --------  --------
Increase (decrease) in cash and cash equivalents............   72,936      (314)
Cash and cash equivalents at beginning of period............  138,398       345
                                                             --------  --------
Cash and cash equivalents at end of period.................. $211,334  $     31
                                                             ========  ========
CASH PAID DURING THE PERIOD FOR:
  Income taxes.............................................. $    985  $  4,325
                                                             ========  ========

                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

                                                           THREE MONTHS
                                                         ENDED MARCH 31,
                                                       ------------------
                                                         1997      1996
                                                       --------  --------
   (DOLLAR AMOUNTS IN THOUSANDS)
   CLASS A COMMON STOCK
   Balance at beginning of quarter.................... $    162  $    --
   Issuance of additional stock.......................      --        --
   Dividends..........................................      --        --
                                                       --------  --------
   Balance at end of quarter..........................      162       --

   CLASS B COMMON STOCK
   Balance at beginning of quarter....................      302       --
   Issuance of additional stock.......................      --        --
                                                       --------  --------
   Balance at end of quarter..........................      302       --

   ADDITIONAL PAID IN CAPITAL                                         --
   Balance at beginning of quarter....................  249,622       --
   Amortization of unvested portion of restricted
    stock.............................................      102       --
   Additional underwriting expenses...................      (96)      --
                                                       --------  --------
   Balance at end of quarter..........................  249,628       --

   RETAINED EARNINGS                                                  --
   Balance at beginning of quarter....................    2,039       --
   Net income.........................................    7,220       --
                                                       --------  --------
   Balance at end of quarter..........................    9,259       --

   BAC'S EQUITY INTEREST
   Balance at beginning of quarter....................      --     99,168
   Net income.........................................      --      5,721
   BAC's change in funding............................      --    (10,315)
                                                       --------  --------
   Balance at end of quarter..........................      --     94,574
                                                       --------  --------
     Total equity end of quarter...................... $259,351  $ 94,574
                                                       ========  ========


                See Notes to Consolidated Financial Statements.

                          BA MERCHANT SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND NATURE OF OPERATIONS

  BA Merchant Services, Inc. ("BAMS" or the "Company") was incorporated on October 11, 1996 and commenced operations December 4, 1996, upon the transfer by Bank of America NT&SA (the "Bank") and Bank of America NW, National Association ("BANW"), (formerly Seattle-First National Bank) of their respective United States merchant processing businesses to BAMS in consideration for 30.2 million shares of Class B Common Stock (the "Reorganization"). Effective January 1, 1997, BANW was merged into the Bank. The Bank is a wholly owned subsidiary of BankAmerica Corporation ("BAC"). References in the consolidated financial statements and these Notes to Consolidated Financial Statements to "BAC" shall be deemed to be references to BankAmerica Corporation and its subsidiaries and affiliates, including the Bank and, prior to January 1, 1997, BANW. BAC owns 100% of the Class B Common Stock.

  BAC's transfer to BAMS of certain assets and liabilities of its United States merchant processing businesses (net assets) was accounted for as a reorganization of entities under common control and, accordingly, the transfer of these net assets was accounted for at historical cost. Included in the transfer of net assets was Seafirst Merchant Services, Inc., a wholly owned subsidiary of BANW.

  During December 1996, BAMS issued 16.1 million shares of Class A Common Stock in underwritten initial public offerings (the "Offerings") which generated gross proceeds of $249.6 million less the underwriters' discount and expense totaling $16.7 million, resulting in net proceeds of $232.9 million. In late December 1996, $126.3 million of the net proceeds were used to pay down the outstanding balance on a revolving line of credit with an affiliate. The borrowings had been used to finance operations between the Reorganization and the Offerings.

  In connection with the Reorganization, BAMS entered into a definitive agreement with BAC to acquire the merchant processing businesses then conducted by the Bank in Thailand and the Philippines (the "Asian
Acquisitions") and to work cooperatively to allow BAMS to acquire BAC's merchant processing businesses in Taiwan and other countries in Asia subject to the approval of the local regulatory authorities in each country.

  BAMS provides an array of payment processing and related information products and services to merchants throughout the United States who accept credit, charge and debit cards as payment for goods and services. BAMS is one of the largest processors of merchant debit and credit card transactions in the United States.

NOTE 2--FINANCIAL STATEMENTS PRESENTATION

  The unaudited consolidated financial statements of BA Merchant Services, Inc. and its subsidiary Seafirst Merchant Services, Inc. are prepared in conformity with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in BAMS' Annual Report on Form 10-K for the year ended December 31, 1996.

  The accompanying financial statements have been prepared as if the Company had operated as a separate entity for all periods presented. The Statement of Operations for the quarter ended March 31, 1996 represents the combined historical results of operations of the United States merchant processing businesses of the Bank and BANW. Financial statements for periods presented subsequent to the Reorganization include the consolidated results of operations and assets and liabilities of the Company. For simplicity of presentation, these financial statements are referred to herein as Consolidated Financial Statements.

                          BA MERCHANT SERVICES, INC.

  Prior to the Reorganization, changes in BAC's equity interest represented net income of the Company adjusted for net cash transfers to and from BAC. Additionally, the pre-Reorganization financial statements include allocations of certain assets (primarily property and equipment) and expenses relating to the merchant processing businesses transferred from BAC. Management believes these allocations are reasonable. Certain of the pre-Reorganization expenses in the Consolidated Financial Statements are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Therefore, prior to the Reorganization, the Consolidated Financial Statements may not necessarily reflect the Company's consolidated results of operations, changes in equity and cash flows as they would have been had the Company been a separate, stand-alone entity during the periods presented. Subsequent to the Reorganization, the Company performed these functions using its own resources and purchased services (from BAC and other companies) and was responsible for the costs and expenses associated with the management of a stand-alone entity.

  Certain amounts in prior periods have been reclassified to conform to the current presentation.

NOTE 3--INCOME TAXES

  The following is a summary of the components of income tax expense:

                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                       1997           1996
                                                  -------------- --------------
                                                  (DOLLAR AMOUNTS IN THOUSANDS)
     Provision for income taxes:
       Federal...................................         $3,939         $3,092
       State.....................................          1,147            933
                                                  -------------- --------------
         Total...................................         $5,086 $        4,025
                                                  ============== ==============

  BAMS' estimated annual effective income tax rate for the three-month periods ended March 31, 1997 and 1996 was 41.3%. This rate is higher than the federal statutory tax rate of 35% due principally to state income taxes. Income taxes payable to affiliate were $1.6 million at March 31, 1997 and $3.2 million at December 31, 1996.

NOTE 4--EARNINGS PER COMMON SHARE

  Historical earnings per share have not been presented for the three months ended March 31, 1996 since the Company had no outstanding stock as of that date and such information would not be meaningful. Pro forma earnings per share for the three-month period ended March 31, 1996 is listed below and has been computed by dividing net income by the weighted average number of common shares outstanding assuming the stock issued in the Reorganization and Offerings had been outstanding since January 1, 1994.

                                                     FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                       1997       1996
                                                    ---------- ----------
     (DOLLAR AMOUNTS IN THOUSANDS EXCEPT EARNINGS
     PER SHARE DATA)
     Net income..................................   $    7,220 $    5,721
     Average number of shares outstanding........       46,538        N/A
     Pro forma average number of shares
      outstanding................................          N/A     46,300
     Earnings per share .........................   $     0.16        N/A
     Pro forma earnings per share ...............          N/A $     0.12
     Pro forma earnings per share (adjusted)(a)
      ...........................................          N/A $     0.15

--------
  (a) Pro forma earnings per share, as adjusted, assumes that proceeds from the Offerings in the fourth quarter of 1996 were available from January 1, 1994 and were invested in short-term investments.

                          BA MERCHANT SERVICES, INC.

NOTE 5--CHANGES IN EARNINGS PER SHARE CALCULATIONS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which is effective for periods ending after December 15, 1997. BAMS expects to adopt SFAS No. 128 in the fourth quarter of 1997. Upon the adoption, BAMS will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. SFAS No. 128 eliminates "primary" earnings per share and earnings per share, assuming full dilution, and requires only "basic" and "diluted" earnings per share. As a result, under the new requirements, BAMS' computation of earnings per common and common equivalent share will be replaced by earnings per common share which excludes any dilutive effects of outstanding stock options and warrants. Also, BAMS' computation of earnings per common share, assuming full dilution, will be replaced with diluted earnings per share and will be based on the average market price of the Class A Common Stock for the period. There is no impact expected in connection with the adoption of SFAS No. 128 for the first quarter of 1997.

NOTE 6--RELATED PARTIES

  The Company and BAC engage in various intercompany transactions and arrangements including the provision by BAC of various services to the Company. Such services are currently provided pursuant to various intercompany agreements which, among other things, grant to the Company a license to use the Bank of America name and certain trademarks and service marks in connection with the Company's business.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

  Sales processed by BA Merchant Services, Inc. ("BAMS" or the "Company") in the first quarter of 1997 were up $1.3 billion or 25 percent from last year and reflect the continued expansion of its internal sales staff. During the first quarter, BAMS opened sales offices in Orlando, Florida and Atlanta, Georgia. Additionally, BAMS now has a sales presence in Colorado, and plans to open sales offices in Philadelphia, Pennsylvania and Boston, Massachusetts by the end of the second quarter.

  The Company continues to pursue obtaining the necessary foreign regulatory approvals for the acquisition of various BAC merchant processing businesses in Asia. In 1996, the Company entered into a definitive agreement with BAC to acquire the merchant processing business then conducted by BAC in Thailand and the Philippines (the Asian Acquisitions) and to work cooperatively to allow BAMS to acquire BAC's merchant processing businesses in Taiwan and other countries in Asia, subject to the approval of the local regulatory authorities in each country. Approval from the Ministry of Commerce in Thailand has been received, and the Company anticipates the acquisition of BAC's merchant processing business in Thailand to be completed in the second or third quarter of 1997. The Company is also awaiting final approval from the Securities and Exchange Commission of the Philippines for the acquisition of such business of BAC in that country and anticipates the acquisition of this Asia component will be completed prior to the end of the third quarter of 1997, although no assurance can be given that the approval will be obtained or as to the timing thereof.

  The Company submitted a formal application to conduct business operations in Taiwan to the Ministry of Finance of the Republic of China on January 16, 1997. Approval was received on April 30, 1997. The Company expects to complete other governmental requirements by the end of the third quarter or early in the fourth quarter. No assurance can be given that all other governmental requirements will be completed or as to the timing thereof.

  The Company successfully piloted its new transaction processing system called Hostlink(TM) during the first quarter of 1997 and anticipates fully converting all merchants from the current in-house transaction processing system to the new system during the second quarter. The new system will allow the Company to reduce its dependence on third party vendors and reduce its incremental cost of processing for new merchants.

  The Company began the integration of its Northwest operations that were acquired from BANW and expects to complete the conversion of those operations to its primary merchant accounting system by mid-1997. By converting all processing operations to one merchant accounting system, the Company expects to reduce costs by eliminating duplicate back office operations, eliminating costs associated with the duplicate computer systems and restructuring certain customer service functions.

RESULTS OF OPERATIONS

  Net Revenue. In the three-month period ended March 31, 1997, net revenue was $32.9 million, up $4.6 million, or 16 percent, from the three-month period ended March 31, 1996. This increase was primarily attributable to a $1.3 billion or 25 percent increase in sales volume processed during the first quarter of 1997. The increase in sales volume resulted primarily from growth in the Company's merchant base through continued emphasis on marketing and sales growth, especially in the expansion to new sales territories, including New York and Chicago.

  Operating Expense. Total operating expense was $22.4 million in the three months ended March 31, 1997, an increase of $3.9 million, or 21 percent, from the same period a year ago. This increase was primarily reflected in higher general and administrative expense, salaries and employee benefits and data processing and communications expense. General and administrative expense increased $1.4 million reflecting increased merchant supplies expense due to increased volume, increased administrative expense associated with being an independent company including insurance, accounting and financial reporting expense and a one time expense associated with the startup cost of a new merchant. Salaries and employee benefits expense increased $1.4 million from the three months ended

March 31, 1996, primarily as a result of staff growth as well as higher incentive expense. Additionally, data processing and communications expense was up $0.9 million which was attributable to higher authorization expense and to increased telecommunications costs, resulting from higher transaction volume.

  Provision for Income Taxes. The provision for income taxes was $5.1 million for the quarter ended March 31, 1997, compared to $4.0 million for the same period in 1996, reflecting higher operating income. The effective tax rate at March 31, 1997 and 1996 was approximately 41.3 percent.

BALANCE SHEET REVIEW

  The Company's assets totaled $303.9 million as of March 31, 1997, up $17.1 million from December 31, 1996. The increase was primarily due to an increase in cash and cash equivalents of $72.9 million partially offset by a $58.0 million decrease in drafts in transit. This reflects the last day of March falling on a Monday, when the Company receives cash for debit and credit card transactions processed for the two days over the weekend.

  Total liabilities were $44.5 million as of March 31, 1997, up $9.9 million from December 31, 1996 primarily due to increases in income taxes payable, accounts payable and accrued credit card association and interchange fees. Current income taxes payable increased $4.4 million due to the timing of first quarter estimated tax payments. Accounts payable increased due to receipt of equipment associated with the Hostlink(TM) System. Credit card association fees and interchange fees increased $2.4 million as fees were accrued for the weekend at quarter end.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated cash flows from operations of $77.3 million and $13.2 million, for the three months ended March 31, 1997 and 1996, respectively. Cash flows increased at March 31, 1997 reflecting increased cash and cash equivalents due to the last day of March falling on a Monday as previously discussed.

  Prior to the time BAC transferred its domestic merchant processing businesses to the Company in the fourth quarter of 1996, funds generated by the Company's operations and not used for investment were remitted to BAC.

  Total stockholders' equity was $259.4 million as of March 31, 1997 compared to $252.1 million as of December 31, 1996.

  The Company has a commitment for a $70 million revolving line of credit with an affiliate. The commitment was unutilized as of March 31, 1997.

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

  Losses from fraudulent or disputed transaction activity were $0.3 million for the quarter ended March 31, 1997, representing .005 percent of sales, down from .006 percent in the first quarter of 1996.

FORWARD-LOOKING STATEMENTS

  This report contains forward-looking statements, usually containing the words "estimate", "project", "expect" or similar expressions. These statements are subject to uncertainties, including those discussed in this report and in "Forward-Looking Statements" in BAMS' report on Form 10-K for the year ended December 31, 1996, that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

                           PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits

   27 Financial Data Schedule

  The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES
--------------------------------------------------------------------------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BA MERCHANT SERVICES, INC.
                                     Registrant

                                     By Principal Executive Officer and
                                     Duly Authorized Signatory:

                                     /s/ Sharif M. Bayyari
                                     ------------------------------------------
                                     SHARIF M. BAYYARI
                                     President and Chief
                                     Executive Officer
                                     May 13, 1997

                                     By Principal Financial Officer and
                                     Duly Authorized Signatory:

                                     /s/ James H. Williams
                                     ------------------------------------------
                                     JAMES H. WILLIAMS
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Chief Accounting Officer
                                     May 13, 1997