Form 10-Q
period 1997-06-30
BA MERCHANT SERVICES INC
filed 1997-08-13
CIK 1024674

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
  OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-12365

                               ----------------

                          BA MERCHANT SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               94-3252840
     (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

                           ONE SOUTH VAN NESS AVENUE
                        SAN FRANCISCO, CALIFORNIA 94103
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 415-241-3390
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

                                     NONE
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes^[X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.01 par value--16,241,092 outstanding on June 30, 1997 Class B Common Stock, $0.01 par value--30,350,000 outstanding on June 30, 1997

  This document serves both as an analytical review for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of BA Merchant Services, Inc. to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or to pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with BA Merchant Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, including the consolidated financial statements and notes thereto.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                           BA MERCHANT SERVICES, INC.

                                                                           PAGE
                                                                           ----
                         PART I FINANCIAL INFORMATION
Item 1. Financial Statements:
  Consolidated Balance Sheet..............................................   1
  Consolidated Statement of Operations....................................   2
  Consolidated Statement of Cash Flows....................................   3
  Consolidated Statement of Changes in Stockholders' Equity...............   4
  Notes to Consolidated Financial Statements..............................   5
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations:
  Highlights..............................................................   9
  Results of Operations...................................................   9
  Balance Sheet Review ...................................................  10
  Liquidity and Capital Resources.........................................  10
  Forward-Looking Statements..............................................  10
                           PART II OTHER INFORMATION
Item 2(c). Changes in Securities: Equity Securities Sold That Were Not
       Registered Under the Securities Act................................  11
Item 4. Submission of Matters to a Vote of Security Holders...............  11
Item 6. Exhibits and Reports on Form-8-K..................................  12
Exhibit Index.............................................................  13

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           BA MERCHANT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                        ----------- ------------
                                                        (UNAUDITED)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents...........................   $218,497     $138,398
  Short-term investments..............................     21,571          --
  Drafts in transit...................................     28,331       87,803
  Accounts receivable.................................     45,719       35,282
  Other current assets................................     11,032        4,778
                                                         --------     --------
    Total current assets..............................    325,150      266,261
Property and equipment, net...........................     18,056       16,760
Other assets..........................................      7,911        3,700
                                                         --------     --------
    Total assets......................................   $351,117     $286,721
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable....................................   $    741     $    415
  Merchants payable...................................     54,528       14,092
  Accrued liabilities.................................      5,373        5,603
  Accrued credit card association and interchange
   fees...............................................      9,346        5,060
  Income taxes payable................................      4,321        3,188
  Other current liabilities...........................      8,338        6,238
                                                         --------     --------
    Total current liabilities.........................     82,647       34,596
                                                         --------     --------
Stockholders' equity:
Class A Common Stock, par value $0.01 (authorized
 200,000,000 shares; issued and outstanding 16,241,092
 shares)..............................................        162          162
Class B Common Stock, par value $0.01 (authorized
 50,000,000 shares; issued and outstanding 30,350,000
 shares)..............................................        304          302
Additional paid-in capital............................    249,985      249,622
Retained earnings.....................................     17,972        2,039
Accumulated foreign currency translation adjustments..         47          --
                                                         --------     --------
    Total stockholders' equity........................    268,470      252,125
                                                         --------     --------
    Total liabilities and stockholders' equity........   $351,117     $286,721
                                                         ========     ========

                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS     SIX MONTHS
                                                ENDED JUNE 30,  ENDED JUNE 30,
                                                --------------- ---------------
                                                 1997    1996    1997    1996
                                                ------- ------- ------- -------
Net revenue.................................... $35,965 $31,430 $68,855 $59,672
                                                ------- ------- ------- -------
Operating expense (Note 6):
  Data processing and communications...........   8,228   7,055  15,793  13,733
  Salaries and employee benefits...............   7,805   6,220  15,207  12,180
  General and administrative...................   4,327   4,191   8,961   7,390
  Depreciation.................................   2,556   2,134   4,656   4,037
  Occupancy....................................     653     468   1,273     936
  Amortization of intangibles..................     108     282     221     570
                                                ------- ------- ------- -------
    Total operating expense....................  23,677  20,350  46,111  38,846
                                                ------- ------- ------- -------
Income from operations.........................  12,288  11,080  22,744  20,826
Net interest income............................   2,563     --    4,413     --
                                                ------- ------- ------- -------
Income before income taxes.....................  14,851  11,080  27,157  20,826
Provision for income taxes.....................   6,138   4,577  11,224   8,602
                                                ------- ------- ------- -------
    Net income................................. $ 8,713 $ 6,503 $15,933 $12,224
                                                ======= ======= ======= =======
Earnings per common and common equivalent
 share......................................... $  0.19     N/A $  0.34     N/A
Earnings per common share--assuming full
 dilution...................................... $  0.19     N/A $  0.34     N/A


                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................. $ 15,933  $ 12,224
Adjustments to net income to arrive at cash provided by
 operating activities:
  Depreciation.............................................    4,656     4,037
  Amortization of intangibles..............................      221       570
  Provision for (benefit from) deferred income taxes.......     (755)      671
  Amortization of restricted stock.........................      373       --
  Amortization of loan fees................................      169       --
  Changes in operating assets and liabilities:
    (Increase) decrease in drafts in transit...............   59,472   (10,220)
    (Increase) in accounts receivable......................  (10,437)   (1,558)
    (Increase) in other current assets.....................   (6,254)      (94)
    Increase (decrease) in accounts payable................      326      (134)
    Increase in current income taxes payable...............    1,133       --
    Increase in merchants payable..........................   40,436     2,535
    Increase (decrease) in accrued liabilities.............     (230)      125
    Increase (decrease) in accrued credit card association
     and interchange fees..................................    4,286      (754)
    Other, net.............................................   (1,746)     (639)
                                                            --------  --------
      Net cash provided by operating activities............  107,583     6,763
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.........................   (5,847)   (6,316)
Purchase of short-term investments.........................  (21,571)      --
                                                            --------  --------
      Net cash used for investing activities...............  (27,418)   (6,316)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in underwriting expense...........................     (113)      --
BAC's change in funding....................................      --        225
                                                            --------  --------
      Net cash provided by (used for) financing activities.     (113)      225
                                                            --------  --------
EXCHANGE RATE EFFECT ON CASH...............................       47       --
                                                            --------  --------
Increase in cash and cash equivalents......................   80,099       672
Cash and cash equivalents at beginning of period...........  138,398       345
                                                            --------  --------
Cash and cash equivalents at end of period................. $218,497  $  1,017
                                                            ========  ========
CASH PAID DURING THE PERIOD FOR:
  Income taxes............................................. $ 10,846  $  7,931
                                                            ========  ========

                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
CLASS A COMMON STOCK:
Balance at beginning of period.............................. $    162  $    --
Issuance of additional stock................................      --        --
Dividends...................................................      --        --
                                                             --------  --------
  Balance at end of period..................................      162       --
CLASS B COMMON STOCK:
Balance at beginning of period..............................      302       --
Issuance of additional stock................................        2       --
                                                             --------  --------
  Balance at end of period..................................      304       --
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period..............................  249,622       --
Amortization of unvested portion of restricted stock........      373       --
Additional underwriting expenses............................     (113)      --
Issuance of additional stock................................      103       --
                                                             --------  --------
  Balance at end of period..................................  249,985       --
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period..............................      --        --
Translation adjustments.....................................       47       --
                                                             --------  --------
  Balance at end of period..................................       47       --
RETAINED EARNINGS:
Balance at beginning of period..............................    2,039       --
Net income..................................................   15,933       --
                                                             --------  --------
  Balance at end of period..................................   17,972       --
BAC'S EQUITY INTEREST:
Balance at beginning of period..............................      --     99,168
Net income..................................................      --     12,224
BAC's change in funding.....................................      --        225
                                                             --------  --------
  Balance at end of period..................................      --    111,617
                                                             --------  --------
    Total stockholders' equity end of period................ $268,470  $111,617
                                                             ========  ========

                See Notes to Consolidated Financial Statements.

                          BA MERCHANT SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND NATURE OF OPERATIONS

  BA Merchant Services, Inc. ("BAMS" or the "Company") was incorporated on October 11, 1996 and commenced operations December 4, 1996, upon the transfer by Bank of America National Trust & Savings Association (the "Bank") and Bank of America NW, National Association ("BANW", formerly Seattle-First National
Bank) of their respective United States merchant processing businesses to BAMS in consideration for 30.2 million shares of Class B Common Stock (the "Reorganization"). Effective January 1, 1997, BANW was merged into the Bank. The Bank is a wholly owned subsidiary of BankAmerica Corporation ("BAC"). References in the consolidated financial statements and these Notes to Consolidated Financial Statements to "BAC" shall be deemed to be references to BankAmerica Corporation and its subsidiaries and affiliates, including the Bank and, prior to January 1, 1997, BANW. The Bank owns 100% of the Company's Class B Common Stock.

  BAC's transfer to BAMS of certain assets and liabilities of its United States merchant processing businesses (net assets) was accounted for as a reorganization of entities under common control and, accordingly, the transfer of these net assets was accounted for at historical cost. Included in the transfer of net assets was Seafirst Merchant Services, Inc., a wholly owned subsidiary of BANW.

  During December 1996, BAMS issued 16.1 million shares of Class A Common Stock in underwritten initial public offerings (the "Offerings") which generated gross cash proceeds of $249.6 million less the underwriters' discount and expense totaling $16.7 million, resulting in net cash proceeds of $232.9 million. In late December 1996, $126.3 million of the net proceeds were used to pay down the outstanding balance on a revolving line of credit with an affiliate. The borrowings had been used to finance operations between the Reorganization and the Offerings.

  In connection with the Reorganization, BAMS entered into a definitive agreement with BAC to acquire its merchant processing businesses in Thailand (the "Thailand Operations") and the Philippines and to work cooperatively to allow BAMS to acquire BAC's merchant processing businesses in Taiwan and other countries in Asia, subject to the approval of the local regulatory authorities in each country. On June 2, 1997, BAMS acquired the Thailand Operations (net assets of approximately $132,000) in consideration for the issuance by the Company of 150,000 shares of Class B Common Stock. The acquisition of the Thailand Operations was accounted for as a reorganization of entities under common control and, accordingly, the transfer of net assets was accounted for at historical cost. The accompanying consolidated financial statements include the financial results of the Thailand Operations only since June 2, 1997. Periods prior to June 2, 1997 have not been restated because the impact would not be material to the consolidated financial statements.

  BAMS provides an array of payment processing and related information products and services to merchants throughout the United States and certain Asian countries who accept credit, charge and debit cards as payment for goods and services. BAMS is one of the largest processors of merchant debit and credit card transactions in the United States.

NOTE 2--FINANCIAL STATEMENT PRESENTATION

  The unaudited consolidated financial statements of BAMS and its subsidiary, Seafirst Merchant Services, Inc., are prepared in conformity with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in BAMS' Annual Report on Form 10-K for the year ended December 31, 1996. Results for the interim periods should not be considered indicative of results to be expected for the full year.

                          BA MERCHANT SERVICES, INC.

  The accompanying consolidated financial statements have been prepared as if BAMS had operated as a separate entity for all periods presented. The Statements of Operations for the three and six month periods ended June 30, 1996 represent the combined historical results of operations of the United States merchant processing businesses of BAC. Financial statements for periods presented subsequent to the Reorganization include the consolidated results of operations and assets and liabilities of the Company. For simplicity of presentation, these financial statements are referred to herein as Consolidated Financial Statements.

  Prior to the Reorganization, changes in BAC's equity interest represented net income of the Company adjusted for net cash transfers to and from BAC. Additionally, the pre-Reorganization Consolidated Financial Statements include allocations of certain assets (primarily property and equipment) and expenses relating to the merchant processing businesses transferred from BAC. Management believes these allocations are reasonable. Certain of the pre-Reorganization expenses in the Consolidated Financial Statements are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Therefore, prior to the Reorganization, the Consolidated Financial Statements may not necessarily reflect the Company's consolidated results of operations, changes in equity and cash flows as they would have been had the Company been a separate, stand-alone entity during the periods presented. Subsequent to the Reorganization, the Company performed these functions using its own resources and purchased services (from BAC and other companies) and was responsible for the costs and expenses associated with the management of a stand-alone entity.

  Certain amounts in prior periods have been reclassified to conform to the current presentation.

NOTE 3--INCOME TAXES

  The following is a summary of the components of income tax expense:

                                                   THREE MONTHS
                                                       ENDED       SIX MONTHS
                                                     JUNE 30,    ENDED JUNE 30,
                                                   ------------- --------------
                                                    1997   1996   1997    1996
                                                   ------ ------ ------- ------
                                                        (DOLLAR AMOUNTS IN
                                                            THOUSANDS)
     Provision for income taxes:
       Federal.................................... $4,754 $3,517 $ 8,693 $6,609
       State......................................  1,384  1,060   2,531  1,933
                                                   ------ ------ ------- ------
         Total.................................... $6,138 $4,577 $11,224 $8,602
                                                   ====== ====== ======= ======

  BAMS' estimated annual effective income tax rate for the three and six month periods ended June 30, 1997 and 1996 was 41.3%. This rate is higher than the federal statutory tax rate of 35% due principally to state income taxes. Income taxes payable to BAC were $2.8 million at June 30, 1997 and $3.2 million at December 31, 1996.

                           BA MERCHANT SERVICES, INC.

NOTE 4--EARNINGS PER COMMON SHARE

  Historical earnings per share have not been presented for the three and six month periods ended June 30, 1996 since the Company had no outstanding stock as of that date and such information would not be meaningful. Pro forma earnings per share for the three and six month periods ended June 30, 1996 are listed below and have been computed by dividing net income by the weighted average number of common shares outstanding assuming the stock issued in the Reorganization and Offerings had been outstanding since January 1, 1994.

                                                 THREE MONTHS     SIX MONTHS
                                                ENDED JUNE 30,  ENDED JUNE 30,
                                                --------------- ---------------
                                                 1997    1996    1997    1996
                                                ------- ------- ------- -------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT
                                                           EARNINGS
                                                        PER SHARE DATA)
     Net income................................ $ 8,713 $ 6,503 $15,933 $12,224
     Average number of shares outstanding......  46,687     N/A  46,687     N/A
     Pro forma average number of shares
      outstanding..............................     N/A  46,300     N/A  46,300
     Earnings per share........................ $   .19     N/A $   .34     N/A
     Pro forma earnings per share..............     N/A $   .14     N/A $   .26
     Pro forma earnings per share, as adjusted
      (a)......................................     N/A $   .16     N/A $   .31

--------
(a) Pro forma earnings per share, as adjusted, assumes that proceeds from the Offerings in the fourth quarter of 1996 were available from January 1, 1994 and were invested in short-term investments.

NOTE 5--CHANGES IN EARNINGS PER SHARE CALCULATIONS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which is effective for periods ending after December 15, 1997. BAMS expects to adopt SFAS No. 128 in the fourth quarter of 1997. Upon the adoption, BAMS will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. SFAS No. 128 eliminates "primary" earnings per share and earnings per share, assuming full dilution, and requires only "basic" and "diluted" earnings per share. As a result, under the new requirements, BAMS' computation of earnings per common and common equivalent share will be replaced by earnings per common share which excludes any dilutive effects of outstanding stock options and warrants. Also, BAMS' computation of earnings per common share, assuming full dilution, will be replaced with diluted earnings per share and will be based on the average market price of the Class A Common Stock for the period. There is no impact expected in connection with the adoption of SFAS No. 128 for the three and six month periods ended June 30, 1997.

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

                          BA MERCHANT SERVICES, INC.

  The Company believes that the cost of services provided under the intercompany arrangements are not materially different from the costs that would have been incurred if the Company were unaffiliated with BAC.

NOTE 7--SUBSEQUENT EVENTS

  On July 1, 1997, BAMS acquired BAC's merchant processing business in the Philippines (net assets of approximately $263,000) in consideration for the issuance by BAMS of 550,000 shares of Class B Common Stock. Based on levels of sales volume processed, the Philippines and Thailand (see Note 1) merchant processing businesses represent approximately one percent of BAMS' volume as of June 30, 1997. Unaudited pro forma financial information is not presented for the Philippines acquisition as the impact thereof would not be material to the Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

  Sales processed by BA Merchant Services, Inc. ("BAMS" or the "Company") for the first six months of 1997 were up $2.9 billion or 25 percent over the same period last year and reflect the expansion of internal sales staff. During the six month period ended June 30, 1997, BAMS opened sales offices in Orlando, Florida; Atlanta, Georgia; Philadelphia, Pennsylvania; and Boston, Massachusetts. Additionally, BAMS now has a sales presence in Colorado, Nebraska and Oklahoma.

  BAMS completed the acquisition of two Asian merchant processing businesses of BankAmerica Corporation ("BAC"). The BAC Thailand and Philippines merchant processing businesses were acquired on June 2 and July 1, 1997, respectively, in consideration for the issuance by BAMS of a total of 700,000 shares of Class B Common Stock. See Notes 1 and 7 to the Consolidated Financial Statements for a more detailed description of these transactions. These acquisitions provide BAMS an entry into selected Asian markets which BAMS believes to have potential for significant future growth. Based on levels of sales volume processed, these two businesses represent approximately one percent of BAMS' volume as of June 30, 1997.

  During the second quarter of 1997, the Company successfully converted and integrated its Northwest operations acquired from Bank of America NW, National Association ("BANW") into its primary merchant accounting system in San Francisco. With one merchant accounting system for merchants in the United States, BAMS expects to reduce costs by eliminating duplicate back office operations and computer systems and restructuring certain customer service functions.

  The Company substantially completed the conversion of United States merchants from its old transaction processing system to its new advanced transaction processing system called Hostlink(TM) during the second quarter. The new system is expected to allow the Company to reduce its dependence on third party vendors and reduce incremental costs of processing new merchants.

RESULTS OF OPERATIONS

 Second Quarter Review

  Net Revenue--For the three-month period ended June 30, 1997, net revenue was $36.0 million, up $4.5 million, or 14 percent over the three-month period ended June 30, 1996. This increase was primarily attributable to a $1.6 billion or 26 percent increase in sales volume processed over the comparable prior year quarter. Increased sales volume resulted primarily from growth in the Company's merchant base through continued emphasis on marketing and sales growth, including expansion in new sales territories, such as New York and Chicago. The growth rate in net revenue was lower than that for sales volume processed primarily as a result of greater sales volume growth in lower spread business (debit card and high volume merchants) and to a lesser degree, declining spreads in existing business consistent with historical competitive trends in the merchant processing industry.

  Operating Expense--Total operating expense was $23.7 million for the second quarter of 1997, an increase of $3.3 million, or 16 percent over the same period a year ago. This increase was primarily attributable to a 25 percent ($1.6 million) increase in salaries and employee benefits, reflecting growth in direct sales staff and related support personnel, and a 17 percent ($1.2 million) increase in data processing and communications expense due to increased authorization expense and data processing contract services related to growth in transaction volume.

 Six Month Review

  Net Revenue--Net revenue was $68.9 million for the first six months of 1997, up 15 percent over the 1996 comparable period. Sales volume processed for the six months ended June 30, 1997 was $14.3 billion, an increase of $2.9 billion or 25 percent over the first six months of 1996. The net revenue percentage growth rate was lower than the sales volume processed growth rate for the same reasons discussed above.

  Operating Expense--Total operating expense for the first six months of 1997 increased 19 percent over the 1996 comparable period. On the same comparative basis, salaries and employee benefits increased 25 percent and data processing and communications increased 15 percent for the same reasons discussed for the second quarter. General and administrative expense for the 1997 six month period increased 21 percent over the comparable 1996 period, due to: (1) increased merchant supplies expense from increased sales volume processed,
(2) increased administrative expense associated with being an independent company (including insurance, accounting and financial reporting expense) and
(3) a one-time expense associated with the startup cost of a new merchant.

BALANCE SHEET REVIEW

  The Company's assets totaled $351.1 million as of June 30, 1997, up $64.4 million from December 31, 1996. The increase was primarily due to increases in cash and cash equivalents and short-term investments ($101.7 million) and accounts receivable ($10.4 million), partially offset by a $59.5 million decrease in drafts in transit. Total liabilities at June 30, 1997 amounted to $82.7 million, up $48.1 million from December 31, 1996 primarily as a result of a $40.4 million increase in merchants payable.

  The balances in cash and cash equivalents, short-term investments, drafts in transit and merchants payable can fluctuate greatly depending on the day of the week in which the reporting period ends. The timing of payments received from credit card associations and debit card networks, remittances to merchants and weekend processing influence these balances. While the individual balances in these accounts at June 30, 1997 were significantly different from the balances at December 31, 1996, the net total of these combined accounts was $213.9 million at June 30, 1997, versus $212.1 million at December 31, 1996. The increase in accounts receivable was due to the integration of BAMS' Northwest operations into its primary merchant accounting system in San Francisco which shifted the collection of discount fees from the last day of the month to the first few days of the next month.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated net cash from operating activities of $107.6 million and $6.8 million for the six month periods ended June 30, 1997 and 1996, respectively. The increase for the 1997 period was primarily related to the $59.5 million decrease in drafts in transit and the $40.4 million increase in merchants payable as described above. Prior to the time BAC transferred its merchant processing businesses to the Company in the fourth quarter of 1996, funds generated by the Company's operations and not used for investments were remitted to BAC.

  Working capital improved by $10.8 million to $242.5 million at June 30, 1997. Average cash and cash equivalent and short-term investment balances were $168.8 million during the six months ended June 30, 1997. The Company anticipates utilizing these balances for funding the daily cash needs of the business as well as for acquisitions, strategic technology investments and the funding of research and product development.

  The Company has a commitment for a $70 million revolving line of credit with an affiliate. The commitment was not utilized as of June 30, 1997.

FORWARD-LOOKING STATEMENTS

  This report contains forward-looking statements, usually containing the words "estimate", "project", "expect" or similar expressions. These statements are subject to uncertainties, including those discussed in this report and in Management's Discussion and Analysis of Financial Condition and Results of Operations--"Forward-Looking Statements" in BAMS' Annual Report on Form 10-K for the year ended December 31, 1996, that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

                                    PART II
                               OTHER INFORMATION

ITEM 2(C). CHANGES IN SECURITIES: EQUITY SECURITIES SOLD THAT WERE NOT REGISTERED UNDER THE SECURITIES ACT

  During the second quarter of 1997, BAMS issued shares of Class B Common Stock to BAC in exchange for the Thailand merchant processing business of BAC. After June 30, 1997, BAMS issued additional shares of Class B Common Stock to BAC in exchange for the Philippines merchant processing business of BAC.

  Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the holder's option. Details regarding the conversion features are contained in BAMS' 1996 Annual Report on Form 10-K, Part II, Item 5 and are incorporated herein by reference.

  Thailand Acquisition: On June 2, 1997, BAMS issued 150,000 shares of Class Common Stock to BAC in exchange for BAC's merchant processing operations in Thailand. No underwriter was involved in the transaction. The transaction was exempt from registration under Section 4 (2) of the Securities Act of 1933, because it was a transaction of the issuer not involving any public offering.

  Philippines Acquisition: On July 1, 1997, BAMS issued 550,000 shares of Class B Common Stock to BAC in exchange for BAC's merchant processing operations in the Philippines. No underwriter was involved in the transaction. The transaction was exempt from registration under Section 4 (2) of the Securities Act of 1933, because it was a transaction of the issuer not involving any public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on May 28, 1997 ("Annual Meeting"):

  Directors: Each of the following persons was elected as a director of BAMS, to hold office until the 1998 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

                                                              NUMBER OF VOTES
                                                            --------------------
         DIRECTOR'S NAME                                        FOR     WITHHELD
         ---------------                                    ----------- --------
        Sharif M. Bayyari.................................. 313,205,650  89,450
        Barbara J. Desoer.................................. 313,202,050  93,050
        Donald R. Dixon.................................... 313,265,000  30,100
        William E. Fisher.................................. 313,265,100  30,000
        James G. Jones..................................... 313,261,500  33,600
        H. Eugene Lockhart................................. 313,204,050  91,050
        Thomas E. Peterson................................. 313,203,950  91,150

  Long-Term Incentive Plan: The stockholders approved the adoption of the BA Merchant Services, Inc. Long-Term Incentive Plan.

                                                   NUMBER OF VOTES
                                     -------------------------------------------
                                                                        BROKER
                                         FOR      AGAINST  ABSTENTIONS NON-VOTES
                                     ----------- --------- ----------- ---------
   Long-Term Incentive Plan........  307,986,180 3,665,525   15,297    1,628,098

  Short-Term Incentive Plan: The stockholders approved the adoption of the BA
Merchant Services, Inc. Short-Term Incentive Plan.

                                                   NUMBER OF VOTES
                                     -------------------------------------------
                                                                        BROKER
                                         FOR      AGAINST  ABSTENTIONS NON-VOTES
                                     ----------- --------- ----------- ---------
   Short-Term Incentive Plan.......  312,631,963   648,790   14,347            0

  Auditors: The shareholders ratified the appointment of Ernst & Young LLP,
Certified Public Accountants, as independent auditors of the Company for 1997.

                                                   NUMBER OF VOTES
                                     -------------------------------------------
                                                                        BROKER
                                         FOR      AGAINST  ABSTENTIONS NON-VOTES
                                     ----------- --------- ----------- ---------
   Ernst & Young LLP as Independent
    Auditors.......................  313,281,503     3,900    9,697            0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

     3.b BA Merchant Services, Inc. Bylaws, as amended. Article II, Section 13 and Article II, Section 14 were amended, effective May 28, 1997.
    27   Financial Data Schedule

  (b) Reports on Form 8-K:

  The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1997.

                                 EXHIBIT INDEX

  EXHIBIT
 REFERENCE                              DESCRIPTION
 ---------                              -----------
      3.b  BA Merchant Services, Inc. Bylaws, as amended. Article II, Section
            13 and Article II, Section 14 were amended, effective May 28, 1997.
     27    Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BA MERCHANT SERVICES, INC.
                                          (Registrant)

                                          By Principal Executive Officer and
                                          Duly Authorized Signatory:

                                          /s/ Sharif M. Bayyari
                                          _____________________________________
                                          SHARIF M. BAYYARI
                                          President and Chief Executive
                                           Officer
                                          August 13, 1997

                                          By Principal Financial Officer and
                                          Duly Authorized Signatory:

                                          /s/ James H. Williams
                                          _____________________________________
                                          JAMES H. WILLIAMS
                                          Executive Vice President, Chief
                                           Financial Officer and Chief
                                           Accounting Officer
                                          August 13, 1997