Form 10-Q
period 1997-09-30
BA MERCHANT SERVICES INC
filed 1997-11-13
CIK 1024674

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

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

                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
 Class A Common Stock, $0.01 par value -- 16,253,092 outstanding on September
                                   30, 1997
 Class B Common Stock, $0.01 par value -- 32,400,000 outstanding on September
                                   30, 1997

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

                                     INDEX

                           BA MERCHANT SERVICES, INC.

                                                                               PAGE
                                                                               ----
                          PART I FINANCIAL INFORMATION

Item 1.    Financial Statements:
             Consolidated Balance Sheet........................................   1
             Consolidated Statement of Operations..............................   2
             Consolidated Statement of Cash Flows..............................   3
             Consolidated Statement of Changes in Stockholders' Equity.........   4
             Notes to Consolidated Financial Statements........................   5
Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations:
             Highlights........................................................   9
             Results of Operations.............................................   9
             Balance Sheet Review..............................................  10
             Liquidity and Capital Resources...................................  10
             Forward-Looking Statements........................................  11

                           PART II OTHER INFORMATION

Item 2 (c).Changes in Securities: Equity Securities Sold That Were Not
              Registered Under the Securities Act..............................  12
Item 6.    Exhibits and Reports on Form-8-K....................................  12
           Signatures..........................................................  13
           Exhibit Index.......................................................  14

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           BA MERCHANT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------

ASSETS
Current assets:
  Cash and cash equivalents.........................   $ 55,186      $138,413
  Short-term investments............................     71,214           --
  Drafts in transit.................................     93,237       116,992
  Accounts receivable...............................     51,984        35,282
  Other current assets..............................     12,515         5,038
                                                       --------      --------
    Total current assets............................    284,136       295,725
Property and equipment, net.........................     23,555        18,567
Other assets........................................     16,020         3,969
                                                       --------      --------
  Total assets......................................   $323,711      $318,261
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................   $  2,604      $    415
  Merchants payable.................................      8,538        16,823
  Accrued liabilities...............................      7,062         5,784
  Accrued credit card association and interchange
   fees.............................................      8,692         5,060
  Income taxes payable..............................      4,127         3,306
  Other current liabilities.........................     11,324         6,596
                                                       --------      --------
    Total current liabilities.......................     42,347        37,984
Other liabilities...................................        891           269
                                                       --------      --------
  Total liabilities.................................     43,238        38,253
                                                       --------      --------
BAC's equity interest in Asia merchant processing
 operations.........................................        --         27,883
                                                       --------      --------
Stockholders' equity:
Class A Common Stock, par value $0.01 (authorized
 200,000,000 shares; issued and outstanding
 16,253,092 shares).................................        162           162
Class B Common Stock, par value $0.01 (authorized
 50,000,000 shares; issued and outstanding
 32,400,000 shares at September 30, 1997 and
 30,200,000 at December 31, 1996)...................        324           302
Additional paid-in capital..........................    252,398       249,622
Retained earnings...................................     27,825         2,039
Accumulated foreign currency translation adjust-
 ments..............................................       (236)          --
                                                       --------      --------
  Total stockholders' equity........................    280,473       252,125
                                                       --------      --------
  Total liabilities and stockholders' equity........   $323,711      $318,261
                                                       ========      ========

                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                         -------------------  -----------------
                                           1997      1996       1997     1996
                                         --------- ---------  -------- --------
Net revenue............................  $  41,192 $  35,444  $116,043 $100,677
                                         --------- ---------  -------- --------
Operating expense (Note 5):
  Salaries and employee benefits.......      8,703     7,042    25,209   20,333
  Data processing and communications...      8,332     7,517    24,315   21,425
  General and administrative...........      5,343     5,939    16,042   14,641
  Depreciation.........................      2,869     2,370     7,882    6,624
  Occupancy............................        762       586     2,279    1,733
  Amortization of intangibles..........        106       250       327      820
                                         --------- ---------  -------- --------
    Total operating expense............     26,115    23,704    76,054   65,576
                                         --------- ---------  -------- --------
Income from operations.................     15,077    11,740    39,989   35,101
Net interest income (expense)..........      2,059      (254)    5,811     (815)
                                         --------- ---------  -------- --------
Income before income taxes.............     17,136    11,486    45,800   34,286
Provision for income taxes.............      7,082     4,744    18,930   14,160
                                         --------- ---------  -------- --------
    Net income.........................  $  10,054 $   6,742  $ 26,870 $ 20,126
                                         ========= =========  ======== ========
Earnings per common and common equiva-
 lent share............................  $    0.21       N/A  $   0.55      N/A
Earnings per common share-assuming full
 dilution..............................  $    0.21       N/A  $   0.55      N/A



                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          -------------------
                                                            1997       1996
                                                          ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................... $  26,870  $ 20,126
Adjustments to net income to arrive at cash provided by
 operating activities:
  Depreciation...........................................     7,882     6,624
  Amortization of intangibles............................       327       820
  Provision for (benefit from) deferred income taxes.....    (1,051)      173
  Amortization of restricted stock.......................       479       --
  Amortization of loan fees..............................       254       --
  Changes in operating assets and liabilities:
    (Increase) decrease in drafts in transit.............    23,755   (11,607)
    (Increase) in accounts receivable....................   (16,702)   (4,402)
    (Increase) in other current assets...................    (7,477)   (2,176)
    Increase (decrease) in accounts payable..............     2,189    (1,883)
    Increase in current income taxes payable.............       821        53
    Increase (decrease) in merchants payable.............    (8,285)    3,417
    Increase (decrease) in accrued liabilities...........     1,278      (153)
    Increase in accrued credit card association and in-
     terchange fees......................................     3,632     1,940
    Other, net...........................................     4,769     3,780
                                                          ---------  --------
      Net cash provided by operating activities..........    38,741    16,712
                                                          ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.......................   (12,870)  (10,455)
Purchase of short-term investments.......................   (71,214)      --
Acquisition of portfolio of merchant processing con-
 tracts..................................................   (11,000)      --
                                                          ---------  --------
      Net cash used for investing activities.............   (95,084)  (10,455)
                                                          ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in underwriting expense.........................      (165)      --
BAC's change in funding..................................   (26,483)   (6,653)
                                                          ---------  --------
      Net cash used for financing activities.............   (26,648)   (6,653)
                                                          ---------  --------
EXCHANGE RATE EFFECT ON CASH.............................      (236)      --
                                                          ---------  --------
Decrease in cash and cash equivalents....................   (83,227)     (396)
Cash and cash equivalents at beginning of period.........   138,413       405
                                                          ---------  --------
Cash and cash equivalents at end of period............... $  55,186  $      9
                                                          =========  ========
CASH PAID DURING THE PERIOD FOR:
  Income taxes........................................... $  19,160  $ 13,934
                                                          =========  ========

                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                              NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          -------------------
                                                            1997       1996
                                                          ---------  ---------
CLASS A COMMON STOCK:
Balance at beginning of period........................... $     162  $     --
Issuance of additional stock.............................       --         --
                                                          ---------  ---------
 Balance at end of period................................       162        --

CLASS B COMMON STOCK:
Balance at beginning of period...........................       302        --
Issuance of additional stock.............................        22        --
                                                          ---------  ---------
Balance at end of period.................................       324        --

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period...........................   249,622        --
Amortization of unvested portion of restricted stock.....       479        --
Additional underwriting expenses.........................      (165)       --
Issuance of additional stock.............................     2,462        --
                                                          ---------  ---------
 Balance at end of period................................   252,398        --

CUMULATIVE FOREIGN CURRENCY TRANSALTION ADJUSTMENT:
Balance at beginning of period...........................       --         --
Translation adjustments..................................      (236)       --
                                                          ---------  ---------
 Balance at end of period................................      (236)       --

RETAINED EARNINGS:
Balance at beginning of period...........................     2,039        --
Net income...............................................    25,786        --
                                                          ---------  ---------
 Balance at end of period................................    27,825        --

BAC'S EQUITY INTERST:
Balance at beginning of period...........................    27,883    122,821
Net income...............................................     1,084     20,126
Transfer of net assets from BAC in exchange for Class B
 Common Stock............................................    (2,484)       --
BAC's change in funding..................................   (26,483)    (6,653)
                                                          ---------  ---------
 Balance at end of period................................       --     136,294
                                                          ---------  ---------
   Total stockholders' equity end of period.............. $ 280,473  $ 136,294
                                                          =========  =========

                See Notes to Consolidated Financial Statements.

                          BA MERCHANT SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

  Description of Business--BA Merchant Services, Inc. ("BAMS" or the "Company") provides an array of payment processing and related information products and services to merchants throughout the United States and certain Asian countries who accept credit, charge and debit cards as payment for goods and services. BAMS is one of the largest processors of merchant debit and credit card transactions in the United States.

  Organization and Domestic Operations--BAMS was incorporated on October 11, 1996 and commenced operations December 4, 1996, upon the transfer by Bank of America National Trust & Savings Association (the "Bank") and Bank of America NW, National Association ("BANW", formerly Seattle-First National Bank) of their respective United States merchant processing businesses to BAMS in consideration for 30.2 million shares of Class B Common Stock (the "Reorganization"). Effective January 1, 1997, BANW was merged into the Bank. The Bank is a wholly owned subsidiary of BankAmerica Corporation ("BAC"). References to "BAC" in the Consolidated Financial Statements and notes thereto shall be deemed to be references to BankAmerica Corporation and its subsidiaries and affiliates, including the Bank and, prior to January 1, 1997, BANW.

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

  Asian Operations--On June 2, 1997, BAMS acquired BAC's merchant processing business in Thailand (net assets of approximately $91,000) in consideration for 150,000 shares of Class B Common Stock. On July 1, 1997, BAMS acquired BAC's merchant processing business in the Philippines (net assets of approximately $182,000) in consideration for 550,000 shares of Class B Common Stock. On September 30, 1997, BAMS acquired BAC's merchant processing business in Taiwan and merchant processing administrative office in Hong Kong (net assets of approximately $2.2 million) in consideration for 1,500,000 shares of Class B Common Stock. The acquisition of these entities will be collectively referred to as the "Asia Acquisitions". With the issuance by BAMS of additional shares of Class B Common Stock to BAC in connection with the Asia Acquisitions, BAC's financial interest in BAMS increased from 65.0% to 66.6%.

  Basis of Presentation--The unaudited Consolidated Financial Statements of BAMS and its subsidiary, Seafirst Merchant Services, Inc., are prepared in conformity with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in BAMS' Annual Report on Form 10-K for the year ended December 31, 1996. Results for the interim periods should not be considered indicative of results to be expected for the full year.

  BAC's transfer to BAMS of certain assets and liabilities of its United States and certain Asian merchant processing businesses (net assets) was accounted for as a reorganization of entities under common control and, accordingly, the transfer of these net assets was accounted for at historical cost in a manner similar to a pooling of interests. Included in the transfer of net assets was Seafirst Merchant Services, Inc., a wholly owned subsidiary of BANW. The accompanying financial statements have been prepared as if the Company had operated as a separate entity for all periods presented. The financial statements include the combined historical results of operations, assets and liabilities of the U.S. merchant processing businesses of BAC for all periods prior to the

                          BA MERCHANT SERVICES, INC.

Reorganization. The financial statements also include the combined historical results of operations, assets and liabilities of BAC's merchant processing businesses in Thailand, the Philippines, Taiwan and the merchant processing administrative office in Hong Kong for all periods prior to the Asia Acquisitions. For simplicity of presentation, these financial statements are referred to herein as Consolidated Financial Statements.

  Prior to the respective dates of the Asia Acquisitions and the Reorganization, changes in BAC's equity interest represented net income of the Company adjusted for net cash transfers to and from BAC. Additionally, prior to these dates, the Consolidated Financial Statements include allocations of certain assets (primarily property and equipment) and expenses relating to the merchant processing businesses transferred from BAC. Management believes these allocations are reasonable.

  Certain of the pre-Asia Acquisition and pre-Reorganization expenses in the Consolidated Financial Statements are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Therefore, prior to the respective dates of the Asia Acquisitions and the Reorganization, the Consolidated Financial Statements may not necessarily reflect the Company's consolidated results of operations, changes in equity and cash flows as they would have been had the Company been a separate, stand-alone entity during the periods presented. Subsequent to these dates, the Company performed these functions using its own resources and purchased services (from BAC and other companies) and was responsible for the cost and expenses associated with the management of a stand-alone entity.

NOTE 2--INCOME TAXES

The following is a summary of the components of income tax expense:

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                          ------------------- -----------------
                                            1997      1996      1997     1996
                                          --------- --------- -------- --------
   Provision for income taxes:
     Federal............................. $   5,208 $   3,453 $ 13,931 $ 10,116
     State...............................     1,597     1,099    4,269    3,281
     Foreign.............................       277       192      730      763
                                          --------- --------- -------- --------
       Total............................. $   7,082 $   4,744 $ 18,930 $ 14,160
                                          ========= ========= ======== ========

  BAMS'estimated annual effective income tax rate for the three and nine month periods ended September 30, 1997 and 1996 was 41.3%. This rate is higher than the federal statutory tax rate of 35% due principally to state and foreign income taxes. Income taxes payable to BAC were $1.9 million at September 30, 1997 and $3.3 million at December 31, 1996.

NOTE 3--EARNINGS PER COMMON SHARE

  Historical earnings per share have not been presented for the three and nine month periods ended September 30, 1996 since the Company had no outstanding stock as of that date and such information would not be meaningful. Pro forma earnings per share for the three and nine month periods ended September 30, 1996 are listed below and have been computed by dividing net income by the weighted average number of common shares outstanding assuming the stock issued in the Reorganization, Asia Acquisitions and Offerings had been outstanding since January 1, 1994.

                           BA MERCHANT SERVICES, INC.

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                          ------------------- -----------------
                                            1997      1996      1997     1996
                                          --------- --------- -------- --------
                                              (AMOUNTS IN THOUSANDS, EXCEPT
                                                        EARNINGS
                                                     PER SHARE DATA)
  Net income............................. $  10,054 $   6,742 $ 26,870 $ 20,126
  Average number of shares outstanding...    48,649       N/A   48,641      N/A
  Pro forma average number of shares out-
   standing..............................       N/A    48,500      N/A   48,500
  Earnings per share..................... $     .21       N/A $    .55      N/A
  Pro forma earnings per share...........       N/A $     .14      N/A $    .41
  Pro forma earnings per share, as ad-
   justed (a)............................       N/A $     .16      N/A      .48

--------
(a) Pro forma earnings per share, as adjusted, assumes that proceeds from the Offerings in the fourth quarter of 1996 were available from January 1, 1994 and were invested in short-term investments.

NOTE 4--CHANGES IN EARNINGS PER SHARE CALCULATIONS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which is effective for periods ending after December 15, 1997. BAMS expects to adopt SFAS No. 128 in the fourth quarter of 1997. Upon the adoption, BAMS will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. SFAS No. 128 eliminates "primary" earnings per share and earnings per share, assuming full dilution, and requires only "basic" and "diluted" earnings per share. As a result, under the new requirements, BAMS' computation of earnings per common and common equivalent share will be replaced by earnings per common share which excludes any dilutive effects of outstanding stock options and warrants. Also, BAMS' computation of earnings per common share, assuming full dilution, will be replaced with diluted earnings per share and will be based on the average market price of the Class A Common Stock for the period. There is no impact expected in connection with the adoption of SFAS No. 128 for the three and nine month periods ended September 30, 1997.

NOTE 5--RELATED PARTIES

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

  The Company believes that the cost of services provided under the intercompany arrangements have not been materially different from the costs that would have been incurred if the Company were unaffiliated with BAC.

                          BA MERCHANT SERVICES, INC.

NOTE 6--ACQUISITION OF PORTFOLIO OF MERCHANT PROCESSING CONTRACTS

  On September 25, 1997, the Company acquired a portfolio of approximately 4,200 merchant processing contracts from First Data Merchant Services Corporation ("FDMSC"), a unit of First Data Corporation. The portfolio currently produces more than $850 million in credit card sales volume on an annualized basis. Under the terms of the purchase agreement, the Company will receive revenues attributable to the portfolio effective October 1, 1997.

  The Company made an initial payment of $11.0 million to FDMSC in September 1997 which has been included in other assets on the Consolidated Balance Sheet as of September 30, 1997. The remainder of the purchase price will be determined and paid in the fourth quarter of 1997. The total purchase price will be amortized over ten years on a straight-line basis beginning October 1, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

  Sales processed by BA Merchant Services, Inc. ("BAMS" or the "Company") for the first nine months of 1997 were $24.1 billion or 26 percent higher than the same period last year and reflect the results generated by an expansion of internal sales staff. During the nine month period ended September 30, 1997, BAMS opened eight new sales offices and increased its sales staff by approximately 45 percent.

  On September 30, 1997, BAMS acquired the merchant processing business in Taiwan and merchant processing administrative office in Hong Kong of BankAmerica Corporation ("BAC") in consideration for 1,500,000 shares of BAMS' Class B Common Stock. Together with BAC's Thailand and Philippines merchant processing businesses acquired on June 2, and July 1, 1997, respectively, (collectively the "Asia Acquisitions"), BAMS is now positioned to capitalize on BAC's long history and customer relationships in these growth markets. See Note 1 of the Notes to the Consolidated Financial Statements for a more detailed description of these transactions. Based on the levels of sales volume processed, these three businesses represent approximately five percent of BAMS' volume for the three months ended September 30, 1997.

  On September 25, 1997, BAMS acquired a portfolio of approximately 4,200 merchant processing contracts from First Data Merchant Services Corporation, a unit of First Data Corporation. The portfolio currently produces more than $850 million in credit card sales volume on an annualized basis. See Note 6 of the Notes to Consolidated Financial Statements for a more detailed description of this transaction.

RESULTS OF OPERATIONS

THIRD QUARTER REVIEW

  Net Revenue--For the three month period ended September 30, 1997, net revenue was $41.2 million, up $5.7 million, or 16 percent over the three month period ended September 30, 1996. This increase was primarily attributable to a $1.9 billion or 27 percent increase in sales volume processed over the comparable prior year quarter. Increased sales volume resulted primarily from growth in the Company's merchant base through continued emphasis on marketing and sales growth, including expansion into new sales territories. The growth rate in net revenue was lower than that for sales volume processed primarily as a result of greater sales volume growth in lower spread business (debit card and high volume merchants) and to a lesser degree, declining spreads in existing business consistent with historical competitive trends in the merchant processing industry.


  Operating Expense--Total operating expense was $26.1 million for the third quarter of 1997, an increase of $2.4 million, or 10 percent over the same period a year ago. On the same comparative basis, salaries and employee benefits increased $1.7 million or 24 percent, reflecting growth in direct sales staff and related support personnel. Data processing and communications expense increased $815,000 or 11 percent due to increased authorization expense and data processing contract services related to growth in transaction volume. These increases were offset by a $596,000 or 10 percent decrease in general and administrative expense. General and administrative expense decreased as a result of reduced usage and lower cost of services provided by BAC affiliates during 1997 partially offset by higher merchant supplies expense related to increased sales volume processed and increased administrative expense associated with being an independent company, including insurance, accounting and financial reporting expense.

  BAMS' operating expense for the third quarter of 1997 and for several preceding quarters has included charges incurred in connection with making its computer systems year 2000 compliant. BAMS expects to continue incurring charges related to this project through the year 2000, however, none of these costs are expected to materially impact its results of operations in any one period.

NINE MONTH REVIEW

  Net Revenue--Net revenue was $116.0 million for the first nine months of 1997, up 15 percent over the 1996 comparable period. Sales volume processed for the nine months ended September 30, 1997 was $24.1 billion, an increase of $5.0 billion or 26 percent over the first nine months of 1996. The net revenue percentage growth rate was lower than the sales volume processed growth rate for the same reasons discussed above for the third quarter.

  Operating Expense--Total operating expense for the first nine months of 1997 increased 16 percent over the 1996 comparable period. On the same comparative basis, salaries and employee benefits increased 24 percent and data processing and communications increased 13 percent for the same reasons discussed for the third quarter. General and administrative expense for the 1997 nine month period increased 10 percent over the comparable 1996 period, due to: (1) increased merchant supplies expense from increased sales volume processed, (2) increased administrative expense associated with being an independent company and (3) a one-time expense associated with the startup cost of a new merchant. These expenses were partially offset by reduced usage and lower cost of services provided by BAC affiliates during 1997.

BALANCE SHEET REVIEW

  The Company's assets totaled $323.7 million as of September 30, 1997, up $5.5 million from December 31, 1996. The balances in cash and cash equivalents, short-term investments, drafts in transit and merchants payable can fluctuate greatly depending on the day of the week in which the reporting period ends. The timing of payments received from credit card associations and debit card networks, remittances to merchants and weekend processing influence these balances. While the individual balances in these accounts at September 30, 1997 were significantly different from the balances at December 31, 1996, the net total of these combined accounts was $211.1 million at September 30, 1997, versus $238.6 million at December 31, 1996.

  The $16.7 million increase in accounts receivable since December 31, 1996, was primarily due to the integration of BAMS' Northwest operations into its primary merchant accounting system in San Francisco which shifted the collection of the Northwest operations' discount fees from the last day of the month to the first few days of the next month. Other assets increased $12.1 million over the December 31, 1996 level due to the $11.0 million initial payment related to the acquisition of the portfolio of merchant processing contracts described in Note 6 of the Notes to Consolidated Financial Statements. BAC's equity interest of $27.9 million at the beginning of 1997 represents its interest in the net assets of the Asian merchant processing businesses.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated net cash from operating activities of $38.7 million and $16.7 million for the nine month periods ended September 30, 1997 and 1996, respectively. The increase for the 1997 period was primarily related to net income adjusted for non-cash depreciation and amortization of $35.8 million, plus a $23.8 million decrease in drafts in transit, offset by increases in accounts receivable ($16.7 million) and other current assets ($7.5 million) and a decrease in merchants payable ($8.3 million). Prior to the time BAC transferred its merchant processing businesses to the Company, funds generated by the Company's operations and not used for investments were remitted to BAC.

  Working capital decreased by $16.0 million to $241.8 million at September 30, 1997. Average cash and cash equivalent and short-term investment balances were $165.3 million during the nine months ended September 30, 1997. The Company anticipates utilizing these balances for funding the daily cash needs of the business as well as for acquisitions, strategic technology investments and the funding of research and product development.

  The Company has a commitment for a $70 million revolving line of credit with an affiliate expiring December 31, 1997. The commitment was not utilized as of September 30, 1997.

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

                           PART II OTHER INFORMATION

ITEM 2(C). CHANGES IN SECURITIES: EQUITY SECURITIES SOLD THAT WERE NOT
           REGISTERED UNDER THE SECURITIES ACT

  Philippines Acquisition: On July 1, 1997, BAMS issued 550,000 shares of Class B Common Stock to BAC in exchange for BAC's merchant processing operations in the Philippines. No underwriter was involved in the transaction. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, because it was a transaction of the issuer not involving any public offering.

  Taiwan Acquisition: On September 30, 1997, BAMS issued 1,500,000 shares of Class B Common Stock to BAC in exchange for BAC's merchant processing operations in Taiwan and merchant processing administrative office in Hong Kong. No underwriter was involved in the transaction. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, because it was a transaction of the issuer not involving any public offering.

  Each share of Class B Common Stock is convertible into one share of Class A common stock at the holder's option. Details regarding the conversion features are contained in BAMS' 1996 Annual Report on Form 10-K, Part II, Item 5 and are incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    27 Financial Data Schedule

(b) Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1997.

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

                                          BA MERCHANT SERVICES, INC.
                                          (Registrant)

                                          By Principal Executive Officer and
                                          Duly Authorized Signatory:

                                          /s/ Sharif M. Bayyari
                                          -------------------------------------
                                          SHARIF M. BAYYARI
                                          President and Chief Executive
                                           Officer
                                          November 13, 1997

                                          By Principal Financial Officer and
                                          Duly Authorized Signatory:

                                          /s/ James H. Williams
                                          -------------------------------------
                                          JAMES H. WILLIAMS
                                          Executive Vice President, Chief
                                           Financial Officer
                                          and Chief Accounting Officer
                                           November 13, 1997

                                 EXHIBIT INDEX

   EXHIBIT
   REFERENCE DESCRIPTION
   --------- -----------------------
   27        Financial Data Schedule