Form 10-K
period 1997-12-31
BA MERCHANT SERVICES INC
filed 1998-03-20
CIK 1024674

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    [No Fee Required]
                  For the fiscal year ended December 31, 1997
                                      or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [No Fee Required]

                        COMMISSION FILE NUMBER: 1-12365.

                          BA MERCHANT SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           ONE SOUTH VAN NESS AVENUE
        DELAWARE        SAN FRANCISCO, CALIFORNIA 94103      94-3252840
     (STATE OR OTHER             415-241-3390             (I.R.S. EMPLOYER
     JURISDICTION OF     (ADDRESS AND TELEPHONE NUMBER   IDENTIFICATION NO)
    INCORPORATION OR    OF PRINCIPAL EXECUTIVE OFFICES)
      ORGANIZATION)

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

                                 Yes X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to thisForm 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price on the consolidated transaction reporting system on March 10, 1998, was $314.9 million.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 10, 1998.

 Class A Common Stock, $0.01 par value--16,253,276 shares outstanding on
                                March 10, 1998.
 Class B Common Stock, $0.01 par value--32,400,000 shares outstanding on
                                March 10, 1998.

     DOCUMENTS INCORPORATED BY REFERENCE AND PARTS OF FORM 10-K INTO WHICH
                                 INCORPORATED:

  Portions of the Proxy Statement for the May 7, 1998 Annual Meeting of
Stockholders:    Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                                     PART I

 Item 1.  Business
          General........................................................     2
          Products.......................................................     3
          New Product Initiatives........................................     4
          Merchant Customer Base.........................................     5
          Technology.....................................................     6
          Relationship with BankAmerica and the Bank.....................     7
          Asian Markets Outside of Thailand, the Philippines and Taiwan..     8
          Competition....................................................     8
          Supervision and Regulation.....................................     8
          Certain State Tax Issues.......................................     9
          Seasonality....................................................     9
          Employees......................................................     9
 Item 2.  Properties.....................................................    10
 Item 3.  Legal Proceedings..............................................    10
 Item 4.  Submission of Matters to a Vote of Security Holders............    10

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................    11
          Dividend Policy................................................    11
          Description of Capital Stock...................................    11
 Item 6.  Selected Financial Data........................................    13
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    14
          Overview.......................................................    14
          Results of Operations..........................................    14
          Balance Sheet Review...........................................    16
          Liquidity and Capital Resources................................    16
          Operating Strategy.............................................    17
          Forward-Looking Statements.....................................    17
 Item 8.  Financial Statements and Supplementary Data....................    19
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    36

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    36
 Item 11. Executive Compensation.........................................    36
 Item 12. Security Ownership of Certain Beneficial Ownership and
           Management....................................................    36
 Item 13. Certain Relationships and Related Transactions.................    36

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.......................................................   36
 Signatures...............................................................   38

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Organization and Use of Proceeds from Initial Public Offerings - BA Merchant Services, Inc. (the Company) was incorporated in October 1996. At the close of business on December 3, 1996, the merchant processing business of Bank of America NT&SA (the Bank), a multi-state operation based in California, and the merchant processing business of Bank of America NW, National Association (formerly Seattle-First National Bank) (BANW), located principally in the state of Washington, were transferred to the Company. At December 31, 1996, both the Bank and BANW were subsidiaries of BankAmerica Corporation (BAC). On January 1, 1997, BANW was merged into the Bank. References in this report to BankAmerica shall be deemed to be references to BAC and its subsidiaries and affiliates, including the Bank and BANW, unless the context otherwise requires.

  On December 19, 1996, the Company commenced initial public offerings (the Offerings) of 16.1 million shares of Class A Common Stock, $0.01 par value, at $15.50 per share. Of these shares, 12.9 million shares were offered in the United States and 3.2 million shares were offered in a concurrent international offering outside the United States. The Company completed the Offerings on December 31, 1996. Net proceeds from the Offerings were $232.9 million. In late December 1996, $126.3 million of the proceeds from the Offerings were used to pay down the outstanding balance on a revolving line of credit with an affiliate which had been used to finance operations pending receipt of the proceeds of the Offerings.

  During the second and third quarters of 1997, the Company acquired BankAmerica's merchant processing businesses in Thailand, the Philippines and Taiwan and its merchant processing administrative office in Hong Kong in consideration for a total of 2.2 million shares of Class B Common Stock. The acquisition of these entities will be collectively referred to as the "Asia Acquisitions". The Company provided approximately $33.0 million of the proceeds from the Offerings to fund the regulatory and working capital requirements of the Asia Acquisitions.

  As a result of the completion of the Offerings and subsequent Asia Acquisitions, BAC, which indirectly owns 100 percent of the outstanding Class B Common Stock of the Company, owns 66.6 percent of the outstanding common stock of the Company. BAC's economic ownership represents 95.2 percent of the combined voting power of the Company's outstanding common stock.

  During the third quarter of 1997, the Company acquired a portfolio of approximately 4,200 merchant processing contracts utilizing $17.7 million of the proceeds from the Offerings. The portfolio currently produces more than $850 million in credit card sales volume on an annualized basis.

  Description of Business - The Company provides an array of payment processing and related information products and services to merchants throughout the United States and certain Asian countries who accept credit and charge cards (collectively "credit cards") and debit cards as payment for goods and services. According to published industry sources, the Company is the fourth largest processor of merchant credit card transactions and one of the largest processors of debit card transactions in the United States.

  The Company provides its products and services to a client base of merchants in a wide variety of industries, including general retailers, restaurants, and supermarkets. The Company's clients are comprised of large multi-regional chains, middle-market merchants, and small merchants that collectively operate from approximately 202,000 locations as of year-end 1997. The Company markets its products and services to merchants directly and also indirectly through BankAmerica's branch network and product distribution system. In addition, the Company has increased its client base as well as its transaction volume through the use of agent banks and independent sales organizations (ISOs) that enlist merchant clients on its behalf. The Company continually invests in technology, research, and product development and emphasizes excellent client service in the delivery of its products and services. In 1997, the Company's annual client retention rate exceeded 95 percent.

  In order to process credit and debit card transactions, the Company, along with all other nonbank merchant processors, must be controlled or sponsored by a financial institution that is a principal member of the credit card associations and debit card networks. Through sponsorship by BankAmerica, the Company is a member of Visa(R) and MasterCard(R), and participates in various debit networks including Interlink(R), Explore(R), Accel(R), Pulse(R), and Cash Station(R) for processing transactions through those associations or networks.

  The Company experienced substantial growth in its transaction volume, net revenue, and net income during the three years ended December 31, 1997, principally through internally generated growth. The number of card transactions processed by the Company increased from 322.2 million for the year ended December 31, 1995 to 531.2 million for the year ended December 31, 1997. During the same periods, the Company's net revenue increased from $119.9 million to $161.0 million and net income increased from $22.3 million to $37.4 million.

  Management believes that the Company's growth in recent years has been attributable in part to, and will continue to benefit from, its close affiliation with BankAmerica. As a result of its contractual arrangements with BankAmerica, the Company is able to utilize the Bank of America name and family of brands and also access BankAmerica's product distribution channels and client base to conduct its operations and generate new business. The Bank of America name and brands are widely recognized by clients and businesses and provide the Company with substantial credibility in the merchant processing market. The Company's relationship with BankAmerica also affords the Company access to the marketing and sales capabilities of BankAmerica's approximately 1,800 retail banking branches in 9 states. That relationship enables the Company to reach more than one million small-business and middle-market clients of BankAmerica, approximately 11 million BankAmerica ATM cardholders, approximately 10 million BankAmerica credit cardholders, and approximately 14 million consumers holding BankAmerica checking and savings accounts at December 31, 1997. For information regarding the Company's relationship with BankAmerica, see "Relationship with BankAmerica and the Bank" .

PRODUCTS

  The Company offers a broad selection of products and services related to payment processing. Through proprietary and third-party licensed software applications and equipment, the Company provides electronic authorization and settlement services for all major credit, charge and debit card brand transactions. Additionally, the Company provides an array of value-added services in connection with its processing systems including, data capture and reporting, billing dispute resolution, merchant marketing programs and a variety of specialty industry applications.

  Electronic Authorization Services - The Company provides electronic transaction authorization services for all major credit and debit cards. Authorization generally involves approving a cardholder's purchase at the point of sale after verifying that the card is not lost or stolen and the transaction amount is within the cardholder's credit or account limit. The Company utilizes third-party national authorization networks available on a subscription basis to confirm such information. In the case of certain "On-Us" transactions (those transactions originated in California involving debit cards issued by BankAmerica), the Company obtains the necessary authorization directly from BankAmerica, thus avoiding third-party authorization networks and the related fees. In the event that a merchant is not able to connect with the electronic network, the Company provides access to voice authorization and automated voice response that is available 24 hours a day, seven days a week.

  Data Capture and Reporting Services - The Company records data relating to card transactions at the time of the transaction authorization and aggregates this data for each merchant client using a software application programmed by the Company into the merchant's terminal. The Company compiles this aggregated data and uses it to provide merchants with information services, such as specialized management reports. For certain national merchant customers, the Company captures data via a "host-to-host" linkage with the merchant's own mainframe computer which, in turn, allows the merchant enhanced access to the reporting capabilities of the Company's proprietary systems.

  Settlement, Clearing, and Accounting Services - The Company processes transactions for settlement, forwards transaction data to credit card associations for payment, and provides daily payments to merchants. The settlement process involves managing a record of each merchant's transactions and transferring funds for payment from the card issuer to the merchant. Transaction information is transmitted by the Company, or a third-party merchant accounting provider, to the card-issuing bank through the card association, such as Visa(R) or MasterCard(R). The Company then arranges for funds to be transferred to the merchant's bank account via Automated Clearing House (ACH) or Fedwire transfer, or via BankAmerica's internal deposit system in the event the merchant has a BankAmerica deposit account.

  Billing Dispute Resolution Services - The Company assists merchants in investigating and resolving billing disputes with their clients.

  Terminal Services - The Company rents and sells POS terminals to its merchant clients. The Company customizes and regularly updates the software that drives the terminals and provides terminal maintenance services.

  Client Service and Support - The Company maintains a telephone call-in service staffed by client service representatives which is available 24 hours a day, seven days a week. Representatives provide technical support for merchants for all of the Company's products and services.

  Merchant Marketing Programs - The Company and BankAmerica jointly offer a number of services designed to allow merchant clients to target and reward retail BankAmerica clients who are frequent customers of a merchant. Through joint marketing programs of BankAmerica and the Company, merchants are able to communicate directly with BankAmerica retail clients through advertising, statement messages and inserts, transaction receipts, newsletters, and direct mail.

  Specialty Applications - The Company also provides products and services tailored to the needs of individual merchants or a particular industry. In the retail industry, a variety of products are offered to support different types of equipment at the point of sale, including POS terminals, electronic cash registers, and personal computers. For restaurants, the Company offers products that assist merchants in managing the entry and distribution of tips to servers. For lodging establishments, the Company offers products which assist such establishments in managing the unique circumstances that result from numerous types of transaction activity occurring over a period of days. The Company offers additional products to support supermarkets and large-volume/low-dollar-amount merchants who find it economically beneficial to process transactions in batches rather than individually. For very small merchants, the Company offers voice authorization and the deposit of paper drafts at BankAmerica or agent bank branches. These products are supported through a variety of arrangements that involve the use of the Company's internal authorization and capture system or third-party authorization and capture systems.

  Quasi-Cash Access - In 1997, the Company introduced a new product which enables customers of gaming establishments to use their credit cards and debit cards at automated terminals to obtain authorization for negotiable drafts which are redeemable for cash at the gaming establishment. The Company expects to add to its quasi-cash access product line during the second quarter of 1998 by offering Casino Cash Plus(R) through Bank of America's automated teller machines (ATM) in gaming locations. Casino Cash Plus(R) provides ATM cash access and credit and debit card quasi-cash capabilities from one source and is anticipated to increase overall quasi-cash transactions at such locations. The Company is marketing this product to major gaming industry companies that have lending and cash management relationships with BankAmerica.

NEW PRODUCT INITIATIVES

  The Company continues to devote substantial time and resources to the development of new products and services as described below:

  Electronic Commerce - The Company has pursued several initiatives in the developing arena of electronic commerce. The Company designed and developed credit card payment solutions for on-line retail sales, and activated several merchant pilot programs during 1997. In addition, the Company works with BankAmerica's

Interactive Banking Group which offers bill payment by telephone, a home-banking service and a financial institution site on America Online(R). The Company and BankAmerica have also assisted in the development of data encryption standards for the secure transport of cardholder data across the Internet. The Company and BankAmerica participated in Visa(R)'s pilot program on the Internet during the third quarter of 1997. It is the Company's objective to deliver a complete, secure on-line payment solution to Internet merchants by the time Visa(R) implements its anticipated system-wide launch of Internet card payment transactions in mid-1998.

  Stored Value Cards - The Company works with BankAmerica's Interactive Banking Group to bring consumers and merchants together in pilot programs to test and evaluate emerging stored value card payment technologies. The Company is the processor for reload transactions whereby cardholders may use their credit or debit cards to load value onto their stored value cards. During the fourth quarter of 1997, the Company piloted a program with BankAmerica's Interactive Banking Group offering stored value cards over the Internet.

  Electronic Benefit Transfer and Payment - During the first quarter of 1998, the Company began a pilot program with the County of San Bernardino (California) providing food stamp benefits to eligible participants through a benefit card that operates much like a commercial debit card. The Company anticipates working on another pilot program for the County of San Diego during the second quarter of 1998. The Company expects that there will be increasing demand among government agencies for the ability to accept credit, debit, and smart cards for payments that have traditionally been paper-based. The Company continues to evaluate ways of enhancing its product offerings to support the unique requirements of these government-related payment transactions.

  Corporate Purchasing Cards - During 1997, both Visa(R) and MasterCard(R) introduced corporate purchasing cards designed to enable large companies to conduct their relatively low-dollar-value (under $25,000) procurement transactions through the use of credit cards. These card products are designed to alleviate the paper-intensive purchase order and check remittance processes that many larger companies experience when acquiring goods or services. The Company's specialized processing services for corporate purchasing cards enables vendors of goods or services to accept the cards as payment and generates the necessary transaction support data (e.g., invoice number and tax amount) for the corporate purchaser paying for the goods or services. The Company works closely with BankAmerica to enroll merchants in this new program.

MERCHANT CUSTOMER BASE

  The Company provides merchant processing services to a diverse client base, ranging from large multi-regional chains to small merchants. At December 31, 1997, the Company provided merchant processing services to over 167,000 merchant locations directly, to over 18,000 merchant locations through 151 agent banks not affiliated with the Company, and to over 16,500 merchant locations through ISOs.

  The Company's merchant accounts were distributed by type of merchant at December 31, 1997 (as measured by annualized credit card sales volume for the year ended December 31, 1997) as follows:

      MERCHANT TYPE                                                   PERCENTAGE
      -------------                                                   ----------
      General retail.................................................     27%
      Supermarkets...................................................     13
      Restaurants....................................................      8
      Lodging establishments.........................................      7
      Automobile sales and repair....................................      7
      Mail order companies...........................................      6
      Other..........................................................     32
                                                                         ---
        Total........................................................    100%
                                                                         ===

  As indicated by the above table, the composition of the Company's merchant client base emphasizes general retail merchants, supermarkets, restaurants, lodging establishments, and other similar merchants. In the "Other" category, no single merchant type accounted for more than 4 percent of annualized credit card sales volume.

  The Company's clients were distributed by size at December 31, 1997 (as measured by credit card sales volume for the year ended December 31, 1997) as follows:

      SALES VOLUME                                                    PERCENTAGE
      ------------                                                    ----------
      Less than $250,000.............................................     15%
      $250,000 to $50,000,000........................................     50
      More than $50,000,000..........................................     35
                                                                         ---
        Total........................................................    100%
                                                                         ===

  As shown by the above data, a significant percentage of the Company's business is with merchants with less than $50 million in annual sales volume. In the Company's experience, its smaller retail merchant clients have been less price sensitive than large corporate businesses. Fees per transaction paid by high sales volume merchants are generally lower compared to the Company's overall merchant base. In addition, no single merchant accounted for more than 5 percent of the net revenue of the Company in 1997.

  At December 31, 1997, more than half of the merchant locations served by the Company were located in California. In addition, the Company estimates that approximately 44 percent of its sales volume processed for the year ended December 31, 1997 was derived from merchant locations in California.

TECHNOLOGY

  To remain competitive in the merchant processing industry, the Company has dedicated significant resources to developing proprietary technologies that lower costs and enhance service. The Company believes its continuing investment in technology will allow it to remain competitive in the industry. The principal systems that the Company has developed are described below:

  Transaction Processing System - The Company's new transaction processing system, called HostLINK(TM), is an advanced system which the Company began installing in the second quarter of 1997. Management believes that the client-server open architecture technology of the new system will enhance the Company's position among the technological leaders of the payment processing business. The Company expects to add the ability to process restaurant and lodging merchant transactions through HostLINK(TM) by the third quarter of 1998. These transactions are currently processed through third-party processors. Additional systems enhancements will enable the Company to meet the processing requirements of diverse media, including the Internet. These enhancements also will enable the Company to expand the types and delivery methods of information reported to merchants. Management believes that the flexibility resulting from the open architecture design of HostLINK(TM) will result in reduced maintenance costs compared with those normally associated with mainframe systems, improved product differentiation, and reduced product development time.

  On-Us Debit Card Transactions - In early 1997, the Company developed the capability to process On-Us transactions. On-Us transactions are those processed directly with the Bank thereby bypassing the third-party authorization networks and the related network charges. This capability is presently operational for on-line (ATM card) debit card transactions initiated in California, which as of December 31, 1997, represented approximately 61 percent of total debit card transactions processed by the Company. The Company expects to offer On-Us capabilities for debit card transactions in the eight other states in the BankAmerica retail market area by mid-1998. The Company is also presently developing the capability to process off-line (check card) On-Us debit transactions directly with the Bank.

  On-Us Credit Card Transactions - BankAmerica began the migration of its settlement, accounting, and statement functions for most of its credit card accounts to a third-party card processing system in 1997. The migration of the rest of its accounts should be completed by mid-1998. When completed, the Company will be able to offer direct processing of On-Us credit card transactions.

  Automated Chargeback System - The Company's Automated Chargeback System automates the processing of billing disputes between the Company's merchants and their customers. Resolution of disputed transactions involves the receipt, processing, and tracking of retrieval requests and chargebacks. Retrieval requests are requests from card-issuing banks for copies of sales drafts. Chargebacks are transactions returned by card-issuing banks to merchant processors when customers dispute the receipt of goods or services from merchants. According to card association rules, if the merchant processor is unable to collect the amount of the transaction from the merchant within a specified time period, the merchant processor is liable for such amount. The system automates many of the time-consuming, labor-intensive processes normally associated with the handling of retrieval requests and chargebacks. The system incorporates nearly all aspects of the transaction dispute process, including the receipt of chargebacks from issuing banks, the distribution of chargeback notices to merchants, the receipt of merchant rebuttals, and the collection of transaction dollar amounts. The system improves the timeliness of the dispute resolution process and reduces operating costs and losses associated with the processing of retrieval requests and chargebacks.

RELATIONSHIP WITH BANKAMERICA AND THE BANK

  For information regarding BankAmerica and the Bank, see Item 13, "Certain Relationships and Related Transactions".

  The Bank owns 100 percent of the outstanding Class B Common Stock of the Company, which represents 66.6 percent of the Company's outstanding common stock. Such ownership represents 95.2 percent of the combined voting power of the Company's outstanding common stock. The Bank has the ability to elect all of the members of the Board of Directors of the Company and to exercise a controlling influence over the business and affairs of the Company. As of the date of this report, the size of the Board of Directors of the Company is fixed at seven. Two of the present members of the Board of Directors are independent of BankAmerica.

  The Company and BankAmerica engage in various intercompany transactions and arrangements, including the provision by BankAmerica of various services to the Company. Such services are rendered pursuant to certain intercompany agreements (Intercompany Agreements) which provide, among other things, for the grant to the Company of a license to use the Bank of America name and certain trademarks and servicemarks, including Bank of America(R), BankAmericard(R), VERSATEL(R) and VERSATELLER(R), in connection with the Company's business. Under the Intercompany Agreements, BankAmerica performs for the Company certain product distribution, processing, system support, telecommunications, marketing, regulatory compliance, legal, tax and treasury, accounting and audit, and other miscellaneous support and administrative services. Additionally, BankAmerica provides association and network sponsorship and representation in the Visa(R) and MasterCard(R) associations. The Company and BankAmerica have also entered into agreements concerning registration rights, the allocation of tax liabilities, and the leasing of certain facilities by the Company from BankAmerica.

  In December 1996, BAC and the Company entered into a Non-Competition and Corporate Opportunities Allocation Agreement (Non-Competition Agreement) pursuant to which BAC will not compete with the Company for a period of five years with respect to payment processing for merchants that arise in the use of credit, charge, or debit cards that are authorized through an electronic medium originating at the point of sale in the United States and certain Asian countries in which the Company has operations.

  BankAmerica is not required to maintain control of the Company, and any disposition by BankAmerica of its interest in the Company could, depending upon the circumstances, have an adverse effect on the Company or the price of its stock. Any divestiture by BankAmerica which results in it owning less than a majority of the voting power of the Company will permit BankAmerica to terminate its contractual arrangements with the Company under which the Company has access to the Bank's client base, the Bank of America name and trademarks, the implementation of On-Us transaction processing and marketing, the Bank's product distribution channels, and credit and debit card association and network sponsorships. Any such termination could have a material adverse effect on the Company's business. The Company expects that the Intercompany Agreements and the Corporate Opportunities Agreement will govern the relationship between the Company and BankAmerica, the provision of services and the payments therefrom, for the foreseeable future.

ASIAN MARKETS OUTSIDE OF THAILAND, THE PHILIPPINES AND TAIWAN

  The Company and BankAmerica have agreed to work cooperatively to allow the Company to acquire the Bank's Asian merchant processing businesses not already owned by the Company, if the Company chooses to enter these markets. At this time, the Company does not plan to acquire these businesses from the Bank. In addition, local regulatory requirements may make it difficult or preclude the Company from operating such businesses. In December 1997, the Bank exited its merchant processing business in Korea. The Bank's remaining merchant processing businesses are in The People's Republic of China, India and Pakistan.

COMPETITION

  The United States domestic market in which the Company competes for credit, charge, and debit card payment processing for merchants is intensely competitive. According to publicly available industry sources, the 10 largest merchant processors in the United States processed approximately 83 percent of the credit card sales volume during the calendar year 1997. Other competitors include smaller vertically integrated processors, community and regional banks, and ISOs. The Company competes on the basis of price, the availability of products and services, the quality of customer service and support, and transaction processing speed, quality, and reliability. The Company also competes by building alliances with other banks to gain access to their distribution systems, acquiring merchant portfolios, and enlisting ISOs. The majority of the Company's contracts with its merchant clients are cancelable at will or on short notice or provide for renewal at frequent periodic intervals, and, accordingly, the Company and its competitors regularly rebid such contracts. This competition may influence the prices the Company can charge, which consequently requires the Company to aggressively control costs to maintain acceptable profit margins.

  Since 1991, price competition has caused the Company's net revenue in relation to sales volume to decline, particularly with respect to high-volume retail clients. No assurance can be given that the Company will be able to maintain profit margins at or near present levels, whether with respect to its high-volume retail clients or its small and middle-market clients.

  The merchant processing industry in general requires the use of advanced computer hardware and software technology, and has been characterized by the development of new products and services to meet increasingly complex and rapidly changing client and regulatory requirements. The success of any competitor in this industry, including the Company, depends in part on the ability to continue to adapt its technology in a timely and cost-effective basis to meet these requirements.

  In recent years, there has been a trend toward consolidation in the merchant processing industry. Further tightening of margins may result in banks and other payment processors abandoning the transaction processing business, thus accelerating the trend toward consolidation. Due to market demands requiring processors to provide advanced and efficient technology, certain processors have recently left the business or merged with other providers. This consolidation has enabled certain of the Company's competitors to gain access to significant capital, management, marketing, and technological resources that are equal to or greater than those of the Company.

  Due to language differences and variances in association regulations and interchange fees, each country in Asia represents a unique market. Competition is highly localized within country borders where local banks have priced merchant processing services aggressively in order to preserve market share against various large multi-national banks that compete for business in the region. The MasterCard(R) interchange structure in some countries is designed to discourage banks from operating only as processors, and not as issuers, by charging non-issuer processors higher fees which may affect the profitability of the Company's operations in Asia.

SUPERVISION AND REGULATION

  As long as BankAmerica has a controlling interest in the Company, the Company is subject to all provisions of federal banking laws and regulations that are applicable to the Bank unless specifically provided otherwise

(collectively, the Banking Laws). As a result, the Company's activities are generally limited to those that are permissible for a national bank, e.g., those activities which are a part of or incidental to the business of banking. All of the current activities of the Company are permissible for national banks.

  The Company is subject to the supervision and examination of the Office of the Comptroller of the Currency (OCC), one of the principal regulatory bodies having jurisdiction over the Bank, as well as the Board of Governors of the Federal Reserve System (Federal Reserve Board) with respect to foreign activities and investments. The Company may not engage in any new activities until it first obtains the written approval of the OCC and/or the Federal Reserve Board. The OCC will only approve those activities legally permissible for a national bank that are consistent with prudent banking principles and OCC policy. The Federal Reserve Board applies similar requirements to the Company's foreign activities and/or investments. Future acquisitions by the Company may also require the prior written approval of the OCC and/or the Federal Reserve Board.

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

  The Company must adhere to the standards of the credit card associations and debit card networks or risk suspension or termination of its membership or participation status. There can be no assurance that: (i) the credit card associations or debit card networks will maintain the Company's membership or participation status; (ii) the rules of the credit card associations or debit card networks allowing the Company and other nonbank transaction processors to market and provide transaction processing services will remain in effect; or
(iii) the credit card associations or debit card networks will continue to interpret their rules as they have done in the past, which may have an impact on the Company's business operations.

CERTAIN STATE TAX ISSUES

  Merchant processing companies like the Company may be subject to state taxation on certain portions of their service fees charged to merchants. Application of this tax is an emerging issue in the industry and the states have not yet adopted uniform guidelines regarding the taxation of merchant services. In the event the Company is required to bear all or a portion of these costs, and is unable to pass such costs through to its merchant clients, the Company's business, financial condition, or results of operations could be adversely affected.

SEASONALITY

  The merchant processing industry in general is prone to seasonal fluctuations in transaction activity. Although the Company generally experiences seasonality in its business, fluctuations are less pronounced than in the industry, due in part to its diverse merchant client base. Those segments of merchants that are particularly sensitive to seasonal fluctuations, such as airlines, travel agencies, lodging, and mail order merchants, each represent relatively small percentages of the Company's processing business, as compared to those segments of the Company's client base that are generally not subject to significant seasonality, such as general retail merchants, restaurants, supermarkets, and gas stations. The Company's net revenue is typically higher in the third and fourth calendar quarters and lower in the first calendar quarter. Increased tourism in California and other western states during the summer months and retail activity prior to the beginning of the school year contribute to higher third quarter net revenue, and holiday activity contributes to higher fourth quarter net revenue. The decline in retail activity following the holiday season results in lower first quarter net revenue.

EMPLOYEES

  At December 31, 1997, the actual number of persons employed by the Company was 806. On a full-time equivalent basis, the Company's staff level was 785.

ITEM 2. PROPERTIES

  The Company leases its principal executive offices and processing facility in San Francisco from BankAmerica. The Company also leases other facilities in California (Los Angeles, Azusa, and Foster City), Washington (Bellevue, Seattle and Spokane) and Hong Kong from BankAmerica. The Company also leases other facilities in various locations in the United States and certain Asian countries from other unrelated third parties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Class A Common Stock of the Company is listed for trading on the New York Stock Exchange under the symbol BPI. The following table sets forth the high and low sales prices of the Company's Class A Common Stock for the periods indicated since commencement of trading on December 19, 1996:

                                                                HIGH    LOW
                                                                ----    ----
      December 19, 1996 to December 31, 1996................... $18 1/4 $16 3/8
      Year ended December 31, 1997 -
       First Quarter........................................... $17 3/4 $12 3/4
       Second Quarter.......................................... $19 1/2 $12
       Third Quarter........................................... $22 1/4 $17 1/8
       Fourth Quarter.......................................... $19 1/2 $14 1/8

DIVIDEND POLICY

  The Company has not declared any dividends since its incorporation. It currently intends to retain all future earnings for use in the operations of its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, liquidity needs, capital requirements and investment opportunities. The historical financial statements included in this report for periods prior to the Offerings reflect the remittance to BankAmerica of all cash generated by the Company in excess of the amount required for the Company's operating and investing activities.

DESCRIPTION OF CAPITAL STOCK

AUTHORIZED CAPITAL STOCK

  The authorized capital stock of the Company consists of 200 million shares of Class A Common Stock, par value $0.01 per share, 50 million shares of Class B Common Stock, par value $0.01 per share, and 10 million shares of Preferred Stock, par value $0.01 per share. None of the Preferred Stock was issued or outstanding as of December 31, 1997. Of the 200 million shares of Class A Common Stock authorized, 16.3 million shares were outstanding as of January 31, 1998 and held by approximately 2,350 beneficial stockholders, 32.4 million shares have been reserved for issuance upon conversion of Class B Common Stock into Class A Common Stock and 7.0 million shares have been reserved for issuance pursuant to certain employee and nonemployee director benefit and option plans. Of the 50 million shares of Class B Common Stock authorized,
32.4 million shares, or 100 percent of the outstanding shares, are held by BankAmerica. The following summary description of the capital stock of the Company is qualified in its entirety by reference to the Certificate of Incorporation of the Company and the Bylaws of the Company.

COMMON STOCK

  Voting Rights - The holders of Class A Common Stock and Class B Common Stock generally have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters to be voted on by stockholders. The holders of Common Stock are not entitled to cumulative voting rights. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of Class A Common Stock and Class B Common Stock present in person or represented by proxy, voting together as a single class, subject to any voting rights granted to holders of any Preferred Stock. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Common Stock would be entitled to share ratably in all assets remaining after payment of liabilities subject to prior distribution rights and payment of any distributions owing to holders of shares of

Preferred Stock then outstanding, if any. Holders of the shares of Common Stock have no preemptive rights, and the shares of Common Stock are not subject to further calls or assessment by the Company. There are no redemption or sinking fund provisions applicable to the shares of Common Stock.

  Dividends - Holders of Class A Common Stock and Class B Common Stock will share in an equal amount per share in any dividend declared by the Board of Directors, subject to any preferential rights of any outstanding Preferred Stock. Dividends consisting of shares of Class A Common Stock and Class B Common Stock may be paid only as follows: (i) shares of Class A Common Stock may be paid only to holders of Class A Common Stock and shares of Class B Common Stock may be paid only to holders of Class B Common Stock and (ii) shares shall be paid proportionally with respect to each outstanding share of Class A Common Stock and Class B Common Stock.

  Conversion - Generally, one share of Class B Common Stock is convertible into one share of Class A Common Stock prior to a tax-free spin-off (as defined in the Internal Revenue Code of 1986, as amended): (a) at any time, at the holder's option; (b) automatically, with respect to any shares retained by BankAmerica or its subsidiaries after transfer of Class B Common Stock representing more than a 50 percent economic interest in the then outstanding shares of common stock in a single transaction to a person who is not an affiliate of BankAmerica (Class B Transferee); (c) automatically, upon transfer of a share to a person other than BankAmerica or a Class B Transferee or its subsidiaries; (d) automatically, if shares owned by BankAmerica or a Class B Transferee or its subsidiaries in the aggregate constitute less than 30 percent of the economic ownership of the shares of Class A and Class B Common Stock combined. Shares transferred to BankAmerica stockholders or to stockholders of a Class B Transferee in a tax-free spin-off do not automatically convert upon the spin-off. However, after a tax-free spin-off, Class B shares automatically convert into Class A shares on the fifth anniversary of a tax-free spin-off unless counsel opines that the conversion could adversely affect the ability to secure a tax-free ruling from the Internal Revenue Service, or the Service has adopted a no-ruling policy and the conversion could adversely affect the tax-free status of the distribution, in which case stockholders must approve the conversion (unless counsel opines that approval could adversely affect the tax-free status of the distribution). In the event that counsel opines that stockholder approval of the conversion could affect the tax-free status of the distribution, the Class B shares will not convert to Class A shares.

PREFERRED STOCK

  The Board of Directors has the authority, without further action by stockholders, to issue preferred stock in one or more series and to fix the rights, designation, preferences, privileges, limitations and restrictions thereof, including dividend rights, conversion rights, terms and rights of redemption, liquidation preferences, and sinking fund terms (any or all of which may be greater than the rights of the common stock). The Board of Directors, without stockholder approval, can issue shares of preferred stock with conversion, voting, and other rights which could adversely affect the rights of the holders of shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                           YEAR ENDED DECEMBER 31,(1)
                                     -----------------------------------------
                                      1997    1996     1995     1994    1993
                                     ------- -------  -------  ------- -------
                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net revenue......................... $ 161.0 $ 138.8  $ 119.9  $ 106.2 $  88.9
                                     ------- -------  -------  ------- -------
Operating expense:
  Salaries and employee benefits....    34.7    27.9     24.1     21.6    19.0
  Data processing and
   communications...................    34.4    29.5     28.4     25.0    27.9
  General and administrative........    21.8    18.4     18.4     15.8    15.0
  Depreciation......................    10.6     9.1      6.6      4.6     3.7
  Employee stock exchange(2)........     --      2.4      --       --      --
  Occupancy.........................     3.0     2.3      2.4      2.7     2.3
  Amortization of intangibles.......      .8     1.1      1.2      1.3     1.5
                                     ------- -------  -------  ------- -------
   Total operating expense..........   105.3    90.7     81.1     71.0    69.4
                                     ------- -------  -------  ------- -------
Income from operations..............    55.7    48.1     38.8     35.2    19.5
Net interest income (expense).......     7.7    (1.5)    (0.8)     --      --
                                     ------- -------  -------  ------- -------
  Income before income taxes........    63.4    46.6     38.0     35.2    19.5
Provision for income taxes..........    26.0    19.2     15.7     14.5     8.0
                                     ------- -------  -------  ------- -------
    Net income...................... $  37.4 $  27.4  $  22.3  $  20.7 $  11.5
                                     ======= =======  =======  ======= =======
Diluted earnings per common share
 (3)................................ $   .77      NA       NA       NA      NA
                                     ======= =======  =======  ======= =======
Pro forma diluted earnings per
 common share (3)(4)................ $    NA $   .56  $   .46  $   .43 $   .25
                                     ======= =======  =======  ======= =======
Pro forma diluted earnings per
 common share, as adjusted(3)(5).... $    NA $   .69  $   .57  $   .51      NA
                                     ======= =======  =======  ======= =======
BALANCE SHEET DATA AT DECEMBER 31:
Total assets........................ $ 332.1 $ 318.3  $ 150.1  $ 125.9 $  90.1
Total liabilities...................    40.8    38.3     27.3     27.4    19.1
BAC's equity interest(6)............     N/A    27.9    122.8     98.5    71.0
Stockholders' equity................   291.3   252.1       NA       NA      NA
OTHER DATA:
Total transactions processed........   531.2   386.2    322.2    251.6   201.8
Total sales volume processed........ $33,900 $26,430  $21,241  $16,979 $14,503

--------
(1) All data presented for the years ended December 31, 1997, 1996, 1995 and 1994 include the historical results of the Asia Acquisitions. The acquisition of these entities has been accounted for as a reorganization of entities under common control. Prior to January 1, 1994, the Asian operations were fully integrated with the operations of BankAmerica in each of the respective countries. Certain amounts have been reclassified to conform with the current year presentation.
(2) On December 31, 1996 certain employees of the Company elected to exchange their employee stock options and restricted stock from BAC for options and restricted stock of the Company. This employee stock exchange resulted in a one-time expense of $2.4 million (see Note 9 of the Notes to the Consolidated Financial Statements).
(3) The earnings per common share amount has not been presented because it is the same as the diluted earnings per common share amount.
(4) Pro forma diluted earnings per common share for all periods presented has been calculated as if the Offerings of Class A Common Stock had been completed on January 1, 1993, and 48.5 million shares (32.4 million shares of Class B Common Stock and 16.1 million shares of Class A Common Stock) had been outstanding for all periods presented.
(5) Pro forma earnings per share, as adjusted, assumes that the proceeds from the Offerings were available from January 1, 1994 and were invested in short-term investments, and excludes the one-time expense related to the employee stock exchange ($2.4 million) and interest expense of $492,000 from the 1996 results.
(6) BAC's equity interest represents cumulative historical net income of the Company adjusted for net cash transfers to and from BAC. On December 3, 1996, BankAmerica exchanged its equity interest in the domestic operations of the Company for 30.2 million shares of Class B Common Stock. During the second and third quarters of 1997, BankAmerica exchanged its equity interest in certain Asian operations of the Company for 2.2 million shares of Class B Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  BA Merchant Services, Inc. (the Company) was organized in October 1996 with the transfer of the domestic merchant card processing businesses of BankAmerica Corporation (BAC). In December 1996, the Company successfully completed initial public offerings of Class A Common Stock which netted the Company approximately $233 million, about half of which was used to immediately repay short-term borrowings. The Company acquired BAC's Thailand, the Philippines and Taiwan merchant processing businesses and its merchant processing administrative office in Hong Kong (the Asia Acquisitions) during the second and third quarters of 1997 in consideration for a total of 2.2 million shares of Class B Common Stock. The Company provided approximately $33.0 million to fund the regulatory and working capital requirements of the Asia Acquisitions.

  The above mentioned transfer of entities to the Company was accounted for as a reorganization of entities under common control and, accordingly, the net assets acquired were accounted for at historical cost in a manner similar to a pooling of interests. The accompanying Consolidated Financial Statements have been prepared as if the Company had operated as a separate entity and include the combined historical results of operations, assets and liabilities of all such entities for all periods presented.

  The year ended December 31, 1997 represents the Company's first full year as a publicly held company. Although new to the public equities market, the Company's experience in the merchant card processing business dates back nearly forty years to the time when BankAmerica first introduced the BankAmericard(R). According to published industry sources, the Company is the fourth largest processor of merchant credit card transactions and one of the largest processors of debit card transactions in the United States.

  During 1997, the Company reported net income of $37.4 million compared to $27.4 million in 1996. Earnings per share for 1997 were $0.77, an increase of 12 percent over pro forma earnings per share, as adjusted, of $0.69 for 1996. Financial results for 1997 were boosted by a 28 percent increase in sales volume processed, reflecting the success of the Company's direct sales efforts. The Company opened eight new sales offices and increased its sales staff by 51 percent during 1997. Most of this expansion was on the East Coast and in the Midwest where the Company previously had a small presence. During the third quarter, the Company acquired a portfolio of approximately 4,200 merchant processing contracts from First Data Merchant Services, Inc. The portfolio currently produces more than $850 million in credit card sales volume on an annualized basis. Additionally, during the third quarter of 1997, the Company successfully completed the conversion of certain merchants from its old transaction processing system to the new HostLINK(TM) transaction processing system. Currently, HostLINK(TM) processes approximately 200,000 transactions per day. During 1997, the Company also converted and integrated all the merchants (approximately 20,000) on its Northwest merchant accounting platform to its standard merchant accounting systems.

RESULTS OF OPERATIONS

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net Revenue - Net revenue of $161.0 million for 1997 increased 16 percent or $22.2 million over 1996. This increase was primarily related to 1997 sales volume processed of $33.9 billion, an increase of 28 percent or $7.5 billion over 1996, and the result of the sales force expansion previously described. The growth in credit card and debit card sales volume processed in 1997 over 1996 was 27 percent and 41 percent, respectively. The growth rate in net revenue was lower than that for sales volume processed primarily as a result of greater sales volume growth in lower spread business (debit card and high sales volume merchants) and to a lesser degree, declining spreads in existing business consistent with historical competitive trends in the merchant processing industry.

  Operating Expense - Total operating expense for 1997 increased $14.6 million or 16 percent over 1996. Excluding the cost of the non-recurring employee stock exchange of $2.4 million in 1996, total operating expense for 1997 increased 19 percent over 1996. The increase was primarily attributable to higher salaries and employee benefits, data processing and communications, general and administrative and depreciation expense. Salaries and employee benefits expense for 1997 increased $6.8 million or 24 percent over 1996 primarily as a result of a 32 percent increase in average employee headcount over 1996. Approximately 47 percent of the total headcount increase was attributable to the growth in sales and portfolio management personnel. Data processing and communications expense in 1997 increased $5.0 million or 17 percent over 1996 principally due to increased third-party data processing services related to growth in transaction volume. General and administrative expense was $21.8 million in 1997, a $3.5 million or 19 percent increase over 1996. This increase was due to higher merchant supplies expense related to increased transactions processed and increased administrative expense associated with being an independent company. Depreciation expense in 1997 increased $1.4 million over 1996 as a result of the purchase of approximately $19.5 million in equipment including $5.5 million for HostLINK(TM).

  During 1997, operating expense declined to $0.20 from $0.23 per debit and credit card transaction. This decrease was attributable to: (1) greater economies of scale; (2) lower processing costs for merchants converted from the Company's previous transaction processing system to HostLINK(TM) as well as the conversion of the Northwest merchant accounting platform; (3) the full year cost savings impact of the favorable renegotiation of a third party vendor arrangement and (4) the expansion of processing of On-Us debit card transactions begun in 1996.

  Net Interest Income (Expense) - Net interest income for 1997 represented interest income from short-term investments and interest received for merchant account float from BAC ($9.0 million), net of interest expense paid to BAC on amounts borrowed to fund the daily operating activities of Thailand, the Philippines and Taiwan merchant processing businesses prior to the acquisitions ($0.8 million) and costs associated with the revolving line of credit ($0.4 million). Net interest expense for 1996 represented interest expense paid to BAC on amounts borrowed to fund operating activities.

  Year 2000 Expenses - During 1997, the Company incurred approximately $0.3 million of operating expense (primarily temporary help) in connection with making its merchant terminal software year 2000 compliant. The Company estimates that the total cost over the three year period 1998-2000 to bring other computer systems and software year 2000 compliant will not be material to its results of operations in any one reporting period. The Company believes that its plans for dealing with the year 2000 issue will result in timely and adequate modifications of its systems and technology.

  Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the year 2000 issue is addressed by businesses and other entities who provide data to, or receive data from the Company, or whose financial condition or operational capability is important to the Company as suppliers or customers. Therefore, the Company is communicating with these parties to ensure they are aware of the year 2000 issue, to learn how they are addressing it, and to evaluate any likely impact on the Company. It is possible that if all aspects of the year 2000 issues are not adequately resolved by these parties, the Company's future business operations and, in turn, its financial position and results of operations could be negatively impacted. However, at this time, it is not possible to quantify the potential impact of such situations.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net Revenue - For the year ended December 31, 1996, net revenue was $138.8 million, up $18.8 million, or 16 percent, over 1995. This increase was primarily attributable to a $5.2 billion increase in sales volume processed during the same period. The increase in sales volume resulted primarily from growth in the Company's merchant base reflecting its continued emphasis on direct marketing and sales. Growth in credit card sales volume processed was partially offset by a small decline in debit card sales volume, reflecting the loss by the Interlink(R) debit card network of a major debit card issuer. Furthermore, to offset interchange rate increases in

April 1996 and April 1995, the Company implemented a price increase in April 1996 which added approximately $1.5 million to net revenue during the year ended December 31, 1996. This price increase was accomplished without any material client attrition.

  Sales volume increased at a higher rate than net revenue as a result of a continuing change in the composition of the Company's merchant base. Fees per transaction paid to the Company by high-volume retailers in relation to sales volume generally are lower than in the case of the Company's overall merchant base.

  Operating Expense - Total operating expense was $90.7 million in 1996, an increase of $9.6 million, or 12 percent, over 1995. Excluding the cost of the non-recurring employee stock exchange of $2.4 million, total operating expense increased $7.1 million, or 9 percent, over 1995. This increase was primarily due to higher salaries and employee benefits, depreciation, and data processing and communications expense. Salaries and employee benefits expense increased $3.8 million over 1995, resulting primarily from the opening of the Company's New York and Chicago sales and marketing offices. In addition, the cost of employee benefits increased during 1996, reflecting changes in the benefit formulas resulting from benefit plan amendments. Depreciation expense increased $2.6 million over 1995, primarily related to terminals acquired to support new merchant locations. Data processing and communications costs increased $1.0 million, primarily as a result of higher authorization and telecommunications expense, reflecting increased transaction volume.

  During 1996, operating expense declined to $0.23 from $0.25 per debit and credit card transaction. This decline reflected greater economies of scale, expense reduction resulting from the Company's in-house performance of certain processing functions previously performed by third parties, and the favorable renegotiation of a third-party vendor arrangement. In addition, the Company began to realize cost savings as a result of the expansion of its processing of On-Us debit card transactions.

  Net Interest Income (Expense) - Net interest expense for both 1996 and 1995 represented interest expense paid to BAC on amounts borrowed to fund operating activities.

BALANCE SHEET REVIEW

  The Company's assets totaled $332.1 million as of December 31, 1997, up $13.8 million from December 31, 1996. The balances in cash and cash equivalents, short-term investments, drafts in transit and merchants payable can fluctuate greatly depending on the day of the week in which the reporting period ends. The timing of payments received from credit card associations and debit card networks, remittances to merchants and weekend processing influence these balances. While the individual balances in these accounts at December 31, 1997 were significantly different from the balances at December 31, 1996, the net total of these combined accounts was $195.8 million at December 31, 1997, versus $238.6 million at December 31, 1996.

  The $28.2 million increase in accounts receivable since December 31, 1996 was primarily due to higher year over year sales volume processed and the integration of the Company's Northwest operations into its standard merchant accounting system, shifting the collection of the Northwest operations's discount fees from the last day of the month to the first few days of the next month. Other assets increased $21.5 million over the December 31, 1996 amount primarily related to the previously discussed acquisition of the portfolio of merchant processing contracts. BAC's equity interest of $27.9 million at the beginning of 1997 represented its interest in the net assets of the Asian merchant processing businesses. During the second and third quarters of 1997, the Company provided approximately $33.0 million to fund the regulatory and working capital requirements of the Asia Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. During 1997, working capital decreased by $18.9 million to $238.9 million at December 31, 1997. Average cash and cash equivalent and short-term investment balances were $157.4 million during 1997. The Company anticipates utilizing these balances for funding the daily cash needs of the business as well as for acquisitions, strategic technology investments and the funding of research and product development. Additionally, the Company has a $100 million revolving line of credit with BankAmerica.

OPERATING STRATEGY

  While past performance does not guarantee future results, the Company is committed to continue to sustain quality earnings growth. The Company's strategy is to increase net revenue by expanding its direct sales force, enhancing its product offerings and pursuing business acquisitions that would have an accretive impact to earnings. The Company also expects to leverage its technology and infrastructure to increase its operating efficiency.

  Net Revenue Growth - The Company has invested in its sales infrastructure over the past two years, opening 12 new sales offices and increasing the number of sales professionals by approximately 114%. Most of this growth, and the corresponding growth in sales volume processed and net revenue, has come from outside of BankAmerica's retail markets. The Company plans to continue this expansion into additional geographic markets. The Company also expects to grow its direct sales force in existing markets.

  The Company believes it can further enhance net revenue growth through increased relationship building with its merchants by providing customized product solutions, cross selling additional products and identifying multi-product offerings through BankAmerica such as business checking, loans and other banking products.

  Leverage Technology - The merchant processing industry in general requires the use of advanced computer hardware and software technology and has been characterized by the development of new products and services to meet increasingly complex and rapidly-changing merchant and regulatory requirements. As a result, the payment processing industry has consolidated significantly in the past few years and the Company believes this trend will continue as technological demands on processors increase.

  The Company's investment in client-server open architecture technology has allowed it to provide more flexible and efficient business solutions for its merchants. This technology entails lower equipment costs and will provide the Company with greater ability to reduce and control costs. The Company installed HostLINK(TM), its new transaction processing system, in the second quarter of 1997. HostLINK(TM) will allow the Company to reduce its dependence on third party processors. This will also contribute to the Company's efforts to reduce operating expense per debit and credit card transaction. The Company expects to further leverage its investment in HostLINK(TM) by adding the ability to process restaurant and hotel merchant transactions by the third quarter of 1998.

  Acquisitions - The Company completed one acquisition during 1997 and continues to consider acquisition opportunities as a supplement to its internal growth plans. The Company will target acquisitions that enhance product or technology or add to its customer base.

FORWARD-LOOKING STATEMENTS

  From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto.

  The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, annual report and letter to stockholders, in its proxy statement, in other written materials, and in statements made by senior management to analysts, institutional investors, representatives of the media, and others.

  By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections, and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors. Among the uncertainties to which the Company's forward-looking statements are subject are credit risk, liquidity risk, and capital risk. In addition, various events can create uncertainties to which the Company's forward-looking statements are subject. These events include, but are not limited to, new product initiatives; technological changes; the effects of competition or of legislative or regulatory developments; expansion into new markets; changes in fiscal monetary and tax policies of the United States and other countries in which the Company does business; political or social developments, including war, civil unrest or terrorist activity; and natural disasters (including earthquakes). When relying on forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BA Merchant Services, Inc.

  We have audited the accompanying consolidated balance sheets of BA Merchant Services, Inc. (as successor to the merchant processing businesses of BankAmerica Corporation as described in Note 1) as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of BA Merchant Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BA Merchant Services, Inc. at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                             /s/ Ernst & Young LLP


San Francisco, California
February 3, 1998

                           BA MERCHANT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1997     1996
                                                               -------- --------
ASSETS
Current assets:
  Cash and cash equivalents..................................  $ 29,426 $138,413
  Short-term investments.....................................    64,018      --
  Drafts in transit..........................................   110,445  116,992
  Accounts receivable........................................    63,461   35,282
  Other current assets.......................................    11,533    5,038
                                                               -------- --------
    Total current assets.....................................   278,883  295,725
Property and equipment, net..................................    27,762   18,567
Other assets.................................................    25,422    3,969
                                                               -------- --------
    Total assets.............................................  $332,067 $318,261
                                                               ======== ========
LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable...........................................  $     32 $    415
  Merchants payable..........................................     8,058   16,823
  Accrued liabilities........................................     6,050    4,477
  Accrued credit card association and interchange fees.......     9,192    6,367
  Income taxes payable.......................................     3,459    3,306
  Other current liabilities..................................    13,207    6,596
                                                               -------- --------
    Total current liabilities................................    39,998   37,984
Other liabilities............................................       816      269
                                                               -------- --------
    Total liabilities........................................    40,814   38,253
                                                               -------- --------
BAC's equity interest in Asia merchant processing
 operations..................................................       --    27,883
                                                               -------- --------
Stockholders' equity:
Class A Common Stock, par value $0.01; authorized 200,000,000 shares; issued and outstanding 16,253,126 shares at December
 31, 1997 and 16,236,092 shares at December 31, 1996.........       162      162
Class B Common Stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 32,400,000 shares at December
 31, 1997 and 30,200,000 shares at December 31, 1996.........       324      302
Additional paid-in capital...................................   252,479  249,622
Retained earnings............................................    38,280    2,039
Accumulated foreign currency translation adjustments.........         8      --
                                                               -------- --------
    Total stockholders' equity...............................   291,253  252,125
                                                               -------- --------
    Total liabilities and equity.............................  $332,067 $318,261
                                                               ======== ========

                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1997     1996      1995
                                                    -------- --------  --------
Net revenue........................................ $160,975 $138,776  $119,958
                                                    -------- --------  --------
Operating expense:
  Salaries and employee benefits...................   34,657   27,875    24,112
  Data processing and communications...............   34,438   29,447    28,412
  General and administrative.......................   21,817   18,351    18,416
  Depreciation.....................................   10,592    9,147     6,593
  Employee stock exchange..........................       --    2,431        --
  Occupancy........................................    2,984    2,332     2,388
  Amortization of intangibles......................      801    1,118     1,201
                                                    -------- --------  --------
    Total operating expense........................  105,289   90,701    81,122
                                                    -------- --------  --------
Income from operations.............................   55,686   48,075    38,836
Net interest income (expense)......................    7,762   (1,458)     (811)
                                                    -------- --------  --------
    Income before income taxes.....................   63,448   46,617    38,025
Provision for income taxes.........................   26,020   19,252    15,731
                                                    -------- --------  --------
    Net income..................................... $ 37,428 $ 27,365  $ 22,294
                                                    ======== ========  ========
Earnings per common share..........................     $.77      N/A       N/A
Diluted earnings per common share..................     $.77      N/A       N/A


                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................  $  37,428  $  27,365  $  22,294
Adjustments to net income to arrive at cash
 provided by operating activities:
  Depreciation...............................     10,592      9,147      6,593
  Amortization of intangibles................        801      1,118      1,201
  Benefit from deferred income taxes.........     (2,169)    (1,297)      (268)
  Amortization of restricted stock...........        589         38        --
  Amortization of loan fees..................        310        --         --
  Employee stock exchange....................        --       2,431        --
Changes in operating assets and liabilities
 excluding the effects of the transfer of net
 assets from BAC:
   Decrease (increase) in drafts in transit..      6,547    (12,124)   (21,087)
   Increase in accounts receivable...........    (28,179)   (10,717)    (3,972)
   Increase in other current assets..........     (6,495)    (1,387)       --
   (Decrease) increase in accounts payable...       (383)    (1,468)     2,018
   Increase in current income taxes payable..      1,741      3,306        --
   (Decrease) increase in merchants payable..     (8,765)     2,853      1,420
   Increase (decrease) in accrued
    liabilities..............................      1,573        458       (570)
   Increase in accrued credit card
    association and interchange fees.........      2,825      2,483        160
   Other, net................................      2,631      1,256       (858)
                                               ---------  ---------  ---------
     Net cash provided by operating
      activities.............................     19,046     23,462      6,931
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment...........    (19,537)   (12,807)    (9,539)
Purchase of short-term investments...........   (110,620)       --         --
Maturities of short-term investments.........     46,602        --         --
Acquisition of portfolio of merchant
 processing contracts........................    (17,706)       --         --
                                               ---------  ---------  ---------
     Net cash used for investing activities..   (101,261)   (12,807)    (9,539)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit.......        --     174,500        --
Repayments on revolving line of credit.......        --    (174,500)       --
BAC's change in funding......................    (26,586)  (105,529)     2,038
Increase in underwriting expense.............       (194)       --         --
Net proceeds from initial public offering....        --     232,882        --
                                               ---------  ---------  ---------
     Net cash provided by (used for)
      financing activities...................    (26,780)   127,353      2,038
                                               ---------  ---------  ---------
EXCHANGE RATE EFFECT ON CASH:                          8        --         --
                                               ---------  ---------  ---------
(Decrease) increase in cash and cash
 equivalents.................................   (108,987)   138,008       (570)
Cash and cash equivalents at beginning of
 year........................................    138,413        405        975
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year.....  $  29,426  $ 138,413  $     405
                                               =========  =========  =========

                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                             CUMULATIVE
                                                               FOREIGN
                           COMMON STOCK  ADDITIONAL           CURRENCY     BAC'S
                          --------------  PAID-IN   RETAINED TRANSLATION  EQUITY
                          SHARES AMOUNTS  CAPITAL   EARNINGS ADJUSTMENTS INTEREST
                          ------ ------- ---------- -------- ----------- ---------
BALANCE AT DECEMBER 31,
 1994...................     --   $ --    $    --   $   --      $ --     $  98,489
Net income..............     --     --         --       --        --        22,294
BAC's change in fund-
 ing....................     --     --         --       --        --         2,038
                          ------  -----   --------  -------     -----    ---------
BALANCE AT DECEMBER 31,
 1995...................     --     --         --       --        --       122,821

CHANGES IN EQUITY FOR
 THE PERIOD ENDED
 DECEMBER 3, 1996:
Net income..............     --     --         --       --        --        25,326
BAC's change in fund-
 ing....................     --     --         --       --        --      (105,529)

EFFECT OF REORGANIZA-
 TION:
Transfer of net assets
 from BAC in exchange
 for Class B Common
 Stock..................  30,200    302     14,433      --        --       (14,735)
Employee stock exchange
 for Class A Common
 Stock..................       2    --       2,431      --        --           --

CHANGES IN EQUITY FOR
 THE PERIOD DECEMBER 4,
 1996 THROUGH DECEMBER
 31, 1996:
Net income..............     --     --         --     2,039       --           --
Restricted stock issu-
 ances of Class A Common
 Stock..................     134      1      2,075      --        --           --
Unvested portion of
 restricted stock, net
 of amortization of
 $37....................     --     --      (2,038)     --        --           --
Net proceeds from the
 initial public offering
 of Class A Common
 Stock..................  16,100    161    232,721      --        --           --
                          ------  -----   --------  -------     -----    ---------
BALANCE AT DECEMBER 31,
 1996...................  46,436    464    249,622    2,039       --        27,883

Net income..............     --     --         --    36,241       --         1,187
BAC's change in funding
 related to Asia mer-
 chant processing opera-
 tions..................     --     --         --       --        --       (26,586)
Restricted stock issu-
 ances of Class A Common
 Stock..................      17    --         307      --        --           --
Unvested portion of
 restricted stock, net
 of amortization of
 $589...................     --     --         282      --        --           --
Foreign currency trans-
 lation adjustment......     --     --         --       --          8          --
Transfer of net assets
 from BAC in exchange
 for Class B Common
 Stock..................   2,200     22      2,462      --        --        (2,484)
Increase in underwriting
 expense................     --     --        (194)     --        --           --
                          ------  -----   --------  -------     -----    ---------
BALANCE AT DECEMBER 31,
 1997...................  48,653  $ 486   $252,479  $38,280     $   8    $     --
                          ======  =====   ========  =======     =====    =========

                See Notes to Consolidated Financial Statements.

                          BA MERCHANT SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  Description of Business - BA Merchant Services, Inc. (the Company) provides an array of payment processing and related information products and services to merchants throughout the United States and certain Asian countries who accept credit, charge and debit cards as payment for goods and services. The Company is the fourth largest processor of merchant credit card transactions and one of the largest processors of debit card transactions in the United States.

  The Company was incorporated on October 11, 1996 and commenced operations December 4, 1996, upon the transfer by Bank of America National Trust & Savings Association (the Bank) and Bank of America NW, National Association (BANW, formerly Seattle-First National Bank) of their respective United States merchant processing businesses to BAMS in consideration for 30.2 million shares of Class B Common Stock (the Reorganization). Effective January 1, 1997, BANW was merged into the Bank. The Bank is a wholly owned subsidiary of BankAmerica Corporation (BAC). Reference to "BAC" in the Consolidated Financial Statements and notes thereto shall be deemed to be references to BankAmerica Corporation and its subsidiaries and affiliates, including the Bank and, prior to January 1, 1997, BANW.

  During December 1996, the Company issued 16.1 million shares of Class A Common Stock in underwritten initial public offerings (the Offerings) which generated gross cash proceeds of $249.6 million less the underwriters' discount and expense totaling $16.7 million, resulting in net cash proceeds of $232.9 million. In late December 1996, $126.3 million of the net proceeds were used to pay down the outstanding balance of a revolving line of credit with an affiliate. The borrowing had been used to finance operations between the Reorganization and the Offerings.

  On June 2, 1997, the Company acquired BAC's merchant processing business in Thailand (net assets of approximately $91,000) in consideration for 150,000 shares of Class B Common Stock. On July 1, 1997, the Company acquired BAC's merchant processing business in the Philippines (net assets of approximately $153,000) in consideration for 550,000 shares of Class B Common Stock. On September 30, 1997 the Company acquired BAC's merchant processing business in Taiwan and merchant processing administrative office in Hong Kong (net assets of approximately $2.2 million) in consideration for 1,500,000 shares of Class B Common Stock. The acquisition of these entities will be collectively referred to as the "Asia Acquisitions". Approximately $33.0 million of the proceeds from the Offerings were used to fund the regulatory and working capital requirements of the Asia Acquisitions. With the issuance by the Company of additional shares of Class B Common Stock to BAC in connection with the Asia Acquisitions, BAC's financial interest in BAMS increased from 65.0 percent, to 66.6 percent.

  Basis of Presentation - BAC's transfer to the Company of certain assets and liabilities of its United States and certain Asian merchant processing businesses (net assets) was accounted for as a reorganization of entities under common control and, accordingly, the transfer of these net assets was accounted for at historical cost in a manner similar to a pooling of interests. Included in the transfer of net assets was Seafirst Merchant Services, Inc., a wholly owned subsidiary of BANW. The accompanying financial statements have been prepared as if the Company had operated as a separate entity for all periods presented. The financial statements include the combined historical results of operations, assets and liabilities of the U.S. merchant processing businesses of BAC for all periods prior to the Reorganization. The financial statements also include the combined historical results of operations, assets and liabilities of BAC's merchant processing businesses in Thailand, the Philippines, Taiwan and the merchant processing administrative office in Hong Kong for all periods prior to the Asia Acquisitions. For simplicity of presentation, these financial statements are referred to herein as Consolidated Financial Statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation - The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles and include the accounts of BA Merchant Services, Inc. and its wholly owned subsidiary, Seafirst Merchant Services, Inc. (SMSI). SMSI was dissolved on December 29, 1997. Significant intercompany balances and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the presentation in the current year.

  Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The amounts reflected on the balance sheet at December 31, 1997 and 1996 are held on deposit or invested through BAC.

  Short-term Investments - The Company's short-term investments include U.S. Treasury and other government agency securities, certificates of deposit and money market funds with remaining maturities ranging from approximately one week to eleven months at December 31, 1997. Securities held by the Company are considered available-for-sale securities and are reported at their fair values, with unrealized gains and losses included on a net-of-tax basis as a separate component of stockholders' equity. Dividend and interest income, including amortization of premiums and accretion of discounts are included in interest income. Realized gains and losses from sales of available-for-sale securities are computed using the specific identification method. Any decision to sell available-for-sale securities is based on various factors, including movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity demands or other similar factors.

  Drafts in Transit - Drafts in transit represent those transactions for which merchants have been paid by the Company, but for which payment has not yet been received from the credit card associations or debit card networks. Payment from those entities is generally received within one to three days.

  Accounts Receivable - Accounts receivable primarily represents fee income earned but not collected under processing agreements with merchants, agent banks, and independent sales organizations.

  Property and Equipment - Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which range from two to eight years for furniture and equipment and from three to five years for point-of-sale terminals.

                          BA MERCHANT SERVICES, INC.

  Identifiable Intangible Assets - Included in other assets at December 31, 1997 are unamortized identifiable intangible assets of $17.7 million relating primarily to the September 1997 acquisition cost of a portfolio of approximately 4,200 merchant processing contracts. The assets are being amortized on a straight-line basis over a ten year period corresponding to the estimated period of benefit related to the merchant base acquired. Included in other assets at December 31, 1996 are unamortized identifiable intangible assets of $0.4 million related to customer bases acquired and the buyout of a non-competition agreement that occurred in 1992. These assets were amortized on a straight-line basis over a five year period corresponding to the original life of the buyout agreement and the estimated period of benefit related to the customer bases acquired.

  Merchants Payable - Merchants payable represents those transactions for which the Company has been paid, but for which amounts have not yet been remitted to merchants.

  Net Revenue - Net revenue primarily includes fees earned from merchants related to the processing of transactions (including merchant discount fees), offset by interchange fees payable to credit card issuers and fees payable to credit card associations and debit card networks, and is recorded as services are performed. Net revenue also includes fees earned from the deployment of point of sale terminals.

  Derivative Financial Instruments - The Company uses foreign exchange forward contracts in the management of its foreign currency exposure for its Asian operations. Foreign exchange contracts are agreements to exchange the currency of one country for the currency of another at an agreed-upon price on an agreed-upon settlement date. To qualify for hedge accounting, the contract must reduce risk at the level of the specific transaction, with effectiveness expected at the inception of the hedge and on an ongoing basis. Hedge effectiveness is assessed by matching the basis and terms of the hedging instruments with those of the underlying exposure. If a high level of correlation is not being achieved, hedge accounting will be terminated. Discounts and premiums (the difference between the current spot exchange rate and the forward exchange rate at inception of the contract) are amortized over the contract lives using the straight-line method and realized and unrealized gains and losses (including those from open, matured, and terminated contracts), net of related taxes, are included in the cumulative translation adjustment account in the Consolidated Statement of Changes in Equity (the deferral accounting method). The related amounts due to or from counterparties are included in other liabilities or other assets. Realized and unrealized gains and losses on instruments that hedge capital exposure are recorded in stockholders' equity as foreign currency translation adjustments.

  Foreign Currency Translation - Assets, liabilities and operations of foreign offices are recorded based on the functional currency of each branch, which is the local currency. Assets, liabilities and operations are translated, for consolidation purposes, at current exchange rates from one local currency to the reporting currency, the U.S. dollar. The resulting gains or losses are reported as a component of retained earnings within stockholders' equity on a net-of-tax basis.

  Provision for Income Taxes - The liability method of accounting is used for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax expense for the year.

  Prior to December 20, 1996, the Company was included in the consolidated federal return, and in certain consolidated and combined state and local returns, filed by BAC. The Company settled its consolidated and combined tax liabilities by making payments to BAC. Since December 20, 1996, the Company has filed separate federal and certain separate state and local tax returns according to the taxable activity of its operations. As a result, the Company's federal and separate state and local income tax provisions and related tax liabilities were

                          BA MERCHANT SERVICES, INC.

calculated on a stand-alone basis. In addition, the Company continues to be included in certain consolidated and combined state and local tax returns filed by BAC. In accordance with the Company's tax allocation agreement with BAC, the consolidated and combined state and local income tax provision and related tax liabilities and assets for the Company will be determined as though the Company had filed separate tax returns. If the Company is unable to fully recognize all of its state and local deferred tax assets on a separate return basis, the Company will recognize additional deferred tax assets to the extent they are expected to be realized in the consolidated and combined state and local returns. Tax payments related to excess losses or tax credits will be received by the Company if these deductions and credits are utilized in the consolidated and combined state and local returns.

  Accounting for Stock-Based Compensation - Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" provides an alternative to Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees". The Company accounts for its stock-based compensation plans in accordance with APB Opinion No. 25, and related interpretations. Accordingly, if the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized by the Company. If the exercise price of an award is less than the fair market value of the underlying stock at the date of grant, the Company recognizes the difference as compensation expense over the vesting period of the award. The Company also provides the required pro forma net income and pro forma earnings per share disclosures as if the fair value measurement provisions of SFAS No. 123 had been adopted. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

  Earnings per Common Share - Effective December 15, 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes new requirements for computing and presenting earnings per share. Under the new requirements, the method previously used to compute earnings per share is changed and all prior periods presented must be restated to conform to the new requirements. The new requirements eliminate primary earnings per share and earnings per common share, assuming full dilution, and require the presentation of earnings per common share and diluted earnings per common share. As a result, under the new requirements, earnings per common share excludes any dilutive effects of stock options and warrants. Also, the dilutive effect of stock options and warrants used to compute diluted earnings per common share is based on the average market price of the Company's common stock for the period.

  Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of drafts in transit and accounts receivable.

  Fair Value of Financial Instruments - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheet. Considerable judgement is required in interpreting market data to develop estimates of fair value. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 1997 or 1996. The use of different markets assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, receivables and obligations under accounts payable and other short-term liabilities, approximate their fair value.

  Recently Issued Accounting Standards - In June 1997, the Financial Accounting Stands Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires companies to report and display comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. The adoption of SFAS No. 130,

                          BA MERCHANT SERVICES, INC.

which will be implemented in the first quarter of 1998, will result in a change in financial statement presentation and will not have an impact on the Company's financial position or results of operations.

  Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements for periods beginning after December 15, 1997 and need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 establishes standards for a more comprehensive disclosure about an enterprise's operating segments. The Company plans to adopt SFAS No. 131 in the fourth quarter of 1998. The adoption of SFAS No. 131 applies solely to disclosures and will not have an impact on the Company's financial position or results of operations.

  Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

3. MERCHANT DEPOSITS

  Merchant deposits are restricted deposit accounts held at the Bank that may be used by the Company to satisfy chargebacks and other disputes. When a credit card is used to initiate a transaction which is disputed by the cardholder, it is the responsibility of the card-accepting processor to see that the merchant resolves the dispute. If the merchant is unable or unwilling to do so, the processor may have to refund to the cardholder the purchase price of the disputed transaction. As protection against such liability, the Company may require certain merchants to maintain restricted deposit accounts in which the Company has a security interest. Because these deposits are legal liabilities of the respective Bank branches, such deposits do not appear on the balance sheet of the Company. At December 31, 1997, merchant deposits were approximately $6.7 million.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  During 1996, the Company exchanged 30.2 million shares of Class B Common Stock for the Bank's interest in certain net assets of its United States merchant processing operations. In addition, the Company issued 134,000 shares of restricted stock to management personnel. During 1997, the Company exchanged 2.2 million shares of Class B Common Stock for the Bank's interest in specific net assets of certain of its Asian merchant processing operations. Additionally, during 1997 the Company issued 17,000 shares of restricted stock to management personnel.

  During the years ended December 31, 1997, 1996 and 1995, the Company made net income tax payments to BAC of $3.9 million, $15.9 million, and $14.7 million, respectively. During the years ended December 31, 1997, 1996 and 1995, the Company made additional income tax payments of $22.5 million, $1.3 million and $1.3 million, respectively, directly to various taxing authorities. Cash payments for interest were approximately $0.8 million, $1.5 million, and $0.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                          BA MERCHANT SERVICES, INC.

5. PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment as of December 31, 1997 and 1996:

                                                               1997      1996
                                                             --------  --------
   (AMOUNTS IN THOUSANDS)
   Furniture and equipment.................................  $ 12,373  $  7,292
   Payment processing terminals............................    56,044    43,170
                                                             --------  --------
                                                               68,417    50,462
   Less: Accumulated depreciation..........................   (40,655)  (31,895)
                                                             --------  --------
                                                             $ 27,762  $ 18,567
                                                             ========  ========

6. OTHER CURRENT LIABILITIES

  The following is a summary of other current liabilities as of December 31, 1997 and 1996:

                                                                  1997    1996
                                                                 ------- ------
   (AMOUNTS IN THOUSANDS)
   Merchant settlement liabilities.............................. $10,070 $1,467
   Payable to affiliates........................................   2,681  3,787
   Other........................................................     456  1,342
                                                                 ------- ------
                                                                 $13,207 $6,596
                                                                 ======= ======

7. REVOLVING LINE OF CREDIT

  During 1997, the Company had a $75 million revolving line of credit with Bank of America Texas, N.A. (an affiliate) that expired on December 31, 1997. The Company currently has a $100 million revolving line of credit facility (inclusive of overdraft facilities) established with the Bank that bears interest based on various optional rates at the Company's election, including the Bank's reference rate, or LIBOR plus 50 basis points, and includes a commitment fee of 0.125% on the unused portion of the line of credit. Interest and any commitment fees are payable quarterly. The revolving line of credit expires on December 31, 1998.

8. INCOME TAXES

  The significant components of the provision for income taxes were as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
   (DOLLAR AMOUNTS IN THOUSANDS)
   Current:
   Federal........................................... $21,411  $14,515  $11,058
   State and local...................................   5,869    4,691    3,678
   Foreign...........................................     909    1,343    1,263
                                                      -------  -------  -------
                                                       28,189   20,549   15,999
                                                      -------  -------  -------
   Deferred:
   Federal...........................................  (2,026)  (1,065)    (240)
   State and local...................................    (143)    (232)     (28)
                                                      -------  -------  -------
                                                       (2,169)  (1,297)    (268)
                                                      -------  -------  -------
     Total........................................... $26,020  $19,252  $15,731
                                                      =======  =======  =======
   Effective tax rate................................    41.0%    41.3%    41.4%
                                                      =======  =======  =======

                          BA MERCHANT SERVICES, INC.

  The Company's provision for income taxes differs from amounts computed by applying the federal statutory tax rate of 35% primarily due to state income taxes.

  The significant components of the Company's deferred income tax assets and liabilities are shown below:

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
   (AMOUNTS IN THOUSANDS)
   Deferred income tax assets:
   Accrued expenses.............................................  $2,075 $2,183
   State taxes..................................................   1,584  1,338
   Identifiable intangible assets...............................     167    --
                                                                  ------ ------
     Total deferred income tax assets...........................   3,826  3,521
   Deferred income tax liabilities:
   Identifiable intangible assets...............................     --    (180)
                                                                  ------ ------
   Net deferred income tax assets...............................  $3,826 $3,341
                                                                  ====== ======

  Management believes that the Company will fully realize its total deferred income tax assets based upon its total deferred income tax liabilities and its current level of operating income. Accordingly, no valuation allowance was established for any reporting period presented.

9. EMPLOYEE BENEFIT PLANS

  The Company participates in defined benefit pension plans, defined contribution plans, welfare benefit plans, and post-retirement and post-employment plans sponsored by BAC which cover substantially all salaried employees of the Company. The Company receives a monthly charge from BAC for its share of pension costs in an amount equivalent to the employer expense of the employee benefit plans, health and dental insurance plans, workers' compensation insurance, and other compensation-related expenses for its employees participating in the plans. Employee benefits costs incurred by the Company are calculated by applying a benefit factor percentage, as determined by BAC, against employee base salaries for the defined benefit pension plan and defined contribution plans and a per employee charge for welfare benefits. For the years ended December 31, 1997, 1996, and 1995, the Company incurred a total expense of $4.4 million, $4.1 million, and $3.0 million, respectively, for its share of retirement and welfare plan expenses.

  Defined Benefit Plans - Eligible salaried U.S. employees of the Company are covered under the BankAmerica Pension Plan (the Pension Plan), which is a defined benefit cash balance plan. Prior to January 1, 1996, certain Company employees were covered by the Seafirst Corporation Retirement Plan (the Seafirst Plan), a final average pay defined benefit plan. Effective December 31, 1995, the Seafirst Plan was merged into the Pension Plan; however, the Seafirst Plan benefit formula remained in effect for Seafirst employees through March 31, 1996.

  Benefits are based on the employees' length of service, level of compensation and a specified interest rate (6.50%, 7.25%, and 6.50% for the years ending December 31, 1997, 1996 and 1995, respectively). Effective January 1, 1996, the benefit formula of the Pension Plan was amended such that eligible participants receive nonmatching employer contributions, called pay-based credits, of 7 percent of annual qualified earnings over one-half of the Social Security wage base. Contributions are made by the Company to BAC based on actuarial computations of the amount sufficient to fund the current service cost plus amortization of the unfunded actuarial accrued liability. Contributions are determined in accordance with Internal Revenue Service funding requirements and are invested in diversified portfolios. Effective April 1, 1998, eligible hourly employees will also realize pension-based credits.

                          BA MERCHANT SERVICES, INC.

  Certain non-U.S. employees of the Company are covered by noncontributory defined pension plans that the Company funds primarily in accordance with local laws. The actuarial assumptions used in computing the present value of the accumulated benefit obligation, the projected benefit obligation, and net pension expense for the non-U.S. plans are substantially consistent with those assumptions used for the U.S. plans, given local conditions.

  Aggregate contributions for all the defined benefit plans were $1.8 million, $1.1 million, and $0.4 million for the years ended December 31, 1997, 1996, and 1995, respectively.

  Defined Contribution Plans - The majority of salaried U.S. employees of the Company participate in the BankAmerica 401(k) Investment Plan. This plan provides tax-deferred investment opportunities to salaried employees who have completed a required length of service. Employees may contribute to the plan up to certain limits prescribed by the Internal Revenue Service. A portion of these contributions is matched by the Company. Contributions are invested at the direction of the participant. Prior to April 1, 1996, certain Company employees participated in the Seafirst Corporation Employee Matched Savings Plan (Seafirst Savings Plan), also a defined contribution plan with matching employer contributions. Effective April 1, 1996, the Seafirst Savings Plan was merged into and replaced by the BankAmerica 401(k) Investment Plan. Effective January 1, 1996, the BankAmerica 401(k) Investment Plan was amended to provide eligible employees with pay-based credits equal to 3 percent or 7 percent of an eligible employee's annual qualified earnings up to one-half of the Social Security wage base, depending upon the employee's age or length of service. Effective April 1, 1998, eligible hourly employees will be able to contribute to the plan and receive company matching contributions and pay-based credits. Matching contributions made by the Company on behalf of eligible U.S. employees to BankAmerica's 401(k) Investment Plan were $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

  Post-Retirement Health Care and Life Insurance Benefits - Currently, the Company provides certain defined health care and life insurance benefits under plans for certain U.S. retired employees sponsored by BAC. Retiree health care benefits are offered under self-insured arrangements, as well as through various health maintenance organizations. Retiree life insurance benefits are provided through an insurance company. BAC allocates the cost of post-retirement benefits to the Company as part of a per employee charge for welfare benefits. That charge is periodically reviewed and evaluated. The retiree's share is the remainder of the cost for the given coverage. BAC's policy is to fund the cost of medical benefits in amounts determined at the discretion of management. Employer contributions are invested in diversified portfolios, including fixed income and equity investments.

  Contributions expense to the Plan were $0.5 million, $0.4 million and $0.4 million for the three years ended December 31, 1997, 1996 and 1995, respectively.

  Stock Plans - During 1996, the Company adopted two stock-based compensation plans: the BA Merchant Services, Inc. Long-Term Incentive Plan (the LTIP) and the BA Merchant Services, Inc. Nonemployee Director Stock Plan (the Director
Plan). Compensation expense related to these stock plans was $2.5 million in 1996, substantially all of which represents a one-time charge for the conversion of employee options from BAC shares to the Company shares, as discussed below.

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

                          BA MERCHANT SERVICES, INC.

Compensation Committee). The Compensation Committee may award a number of forms of stock-based compensation to eligible employees, including incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance units, and performance shares, and may award nonqualified stock options to nonemployee directors.

  On December 19, 1996, contingent upon completion of the Offerings, the Company awarded to its executive officers stock options representing 257,000 shares of Class A Common Stock and 134,000 Class A Common Restricted Stock with a fair value at the date of grant of $15.50 per share. The transfer of stock was at no cost to the officers. The shares under option vest ratably over three years and have a maximum term of ten years after the grant date. An additional 17,000 restricted shares were issued during 1997. As of December 31, 1997, 140,395 restricted shares were outstanding. One-third of the restricted shares vest three years after the date of grant. The remaining shares vest ratably thereafter over the next two years. Compensation expense related to the restricted shares was $0.6 million for the year ended December 31, 1997.

  The Company has adopted a program within the LTIP called Ownership Counts!(TM) under which substantially all employees of the Company receive periodic stock option grants, or stock appreciation rights (SARs) in certain foreign locations, for no more than 600 shares of the Company's Class A Common Stock annually. SARs are generally exercisable under the same terms as the options. The shares under option vest ratably over three years and have a maximum term of five years after the date the options are granted.

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

  At December 31, 1997, shares available for grant under the LTIP and Director Plan as either stock options or restricted stock were 5,957,913. Shares subject to options that are canceled become available for future grants.

  The following is a summary of the Company's stock option activity, and related information for the periods ended December 31, 1997 and 1996:

                                         1997                    1996
                                ----------------------- -----------------------
                                           WEIGHTED-               WEIGHTED-
                                            AVERAGE                 AVERAGE
                                SHARES   EXERCISE PRICE SHARES   EXERCISE PRICE
                                -------  -------------- -------  --------------
Balance, beginning of year..... 658,765      $13.06         --          --
Granted........................ 253,083      $16.01     658,865      $13.06
Exercised......................     (34)     $15.50         --          --
Forfeited...................... (20,829)     $16.23        (100)     $15.50
                                -------      ------     -------      ------
Balance, end of year........... 890,985      $13.82     658,765      $13.06
                                =======      ======     =======      ======
Exercisable at end of year..... 369,959      $11.67     132,570      $ 8.38
                                =======      ======     =======      ======

                          BA MERCHANT SERVICES, INC.

  At December 31, 1997, 393,261 options were outstanding with exercise prices ranging from $7.97 to $14.89 having a weighted-average remaining contractual life of 6.7 years, and 497,724 options were outstanding with exercise prices ranging from $15.50 to $19.19 having a weighted-average remaining contractual life of 7.3 years.

  The table below reflects the Company's pro forma net income and pro forma earnings per share for the years ended December 31, 1997 and 1996, as if compensation cost for the Company's stock plans had been determined based on the estimated fair value at the grant dates for awards under those plans and expensed. Since pro forma compensation cost relates to all periods over which the awards vest, the initial impact on pro forma net income may not be representative of compensation cost in subsequent years, when the effect of the amortization of multiple awards would be reflected.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
   PRO FORMA RESULTS                                       1997        1996
   -----------------                                    ----------- -----------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net income.......................................... $    36,674 $    27,309
   Earnings per common share........................... $      0.75 $      0.56
   Diluted earnings per common share................... $      0.75 $      0.56

  Fair values of the options were estimated at the date of grant using a variation of the Black-Scholes option pricing model, which includes the following assumptions used for the stock options awarded during 1997 and 1996, respectively: risk free weighted average interest rate of 6.23 percent and
6.13 percent; weighted average expected volatility of 64.2 percent and 23.0 percent; expected option life of the LTIP of 4.3 and 4.1 years; expected life for Ownership Counts!(TM) of 2.6 and 2.6 years and the expected life for the Director Plan of 10.0 and 10.0 years; and expected dividend yield of zero.

  The weighted-average grant date fair value of the options granted during 1997 and 1996 was $7.64 and $4.67 per share, respectively. The exercise price of each option equals the market price of the Company's Class A Common Stock on the date of grant. Expiration dates for options outstanding at December 31, 1997 ranged from December 18, 2001 to August 1, 2007.

10. COMMITMENTS

  The Company has contractual agreements with third parties to receive merchant data processing services and data processing and card transaction services. Included in these contracts is an agreement with a third party who provides the primary processing service to the Company and with whom the Company has a long-term contract which expires in 2001. Future commitments under this contract are unknown as payment amounts vary with volumes processed.

11. RELATED PARTIES

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

  Additional services provided by BAC under the intercompany agreements include product distribution, processing, system support, telecommunications, marketing, regulatory compliance, legal, tax and treasury, accounting and audit and other miscellaneous support and administrative services. Fees paid for these services were approximately $7.8 million, $10.9 million, and $8.4 million, for the years ended December 31, 1997, 1996, and 1995, respectively.

                          BA MERCHANT SERVICES, INC.

  As part of the intercompany agreements, the Company paid BAC total rental expense of $2.6 million, $2.2 million, and $2.2 million, for the years ended December 31, 1997, 1996, and 1995, respectively. The Company leases its facilities from BAC under a five-year lease agreement which can be cancelled with six months notice.

  The Company believes that the cost of services provided under the intercompany arrangements are not materially different from the costs that would have been incurred if the Company was unaffiliated with BAC.

  In connection with the Offerings, BAC and the Company also entered into a Non-Competition and Corporate Opportunities Allocation Agreement pursuant to which BAC will not compete with the Company for a period of five years with respect to payment processing for merchants to the extent that such payments arise in the use of credit, charge or debit cards for the purchase of goods and services and are authorized through an electronic medium originating at the point of sale in the United States and, following the transfer of the Bank's merchant processing business in Taiwan, Thailand and the Philippines, in those Asian countries. Any or all of the intercompany agreements may be terminated by BAC, if at any time it beneficially owns shares representing less than a majority of the voting power of the Company's outstanding common stock.

12. EARNINGS PER SHARE

  Historical earnings per share have not been presented for the years ended December 31, 1996 and 1995 since such information would not be meaningful because the Company had no outstanding stock prior to the Reorganization. Pro forma earnings per share for the years ended December 31, 1996 and 1995 were computed by dividing net income by the weighted-average number of common shares outstanding and the additional dilutive effect of the stock rights and options outstanding assuming the Reorganization and Asia Acquisitions had occurred as of January 1, 1994 and the stock issued in the Reorganization, Offerings and Asia Acquisitions had been outstanding for the two years ended December 31, 1996:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net income.................................................  $27,365 $22,294
   Average number of shares outstanding.......................   48,500  48,500
   Pro forma earnings per share (unaudited)...................     $.56    $.46
   Pro forma earnings per share, as adjusted (unaudited)(a)...     $.69    $.57

--------
(a) Pro forma earnings per share, as adjusted (unaudited), assumes that proceeds from the Offerings in the fourth quarter of 1996 were available from January 1, 1994 and were invested in short-term investments, and excludes the one-time expense related to the employee stock exchange ($2.4 million) and interest expense ($492,000) from the 1996 results.

13. COMMON AND PREFERRED STOCK

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

  The Company is authorized to issue, in one or more series, ten million shares of preferred stock and to fix the dividend rights, conversion rights, terms and rights of redemption, liquidation preferences and sinking fund terms. At December 31, 1997 and 1996, no preferred stock was outstanding.

                          BA MERCHANT SERVICES, INC.

14. FORWARD EXCHANGE CONTRACTS

  At December 31, 1997, the Company had entered into short-term non-delivery forward exchange contracts with BAC. Those contracts had notional principal amounts totaling $30.4 million at forward rates ranging from New Taiwanese
(NT) $28.99 to NT $33.34. Exposure to loss on these contracts will increase or decrease over the contract life as currency exchange rates fluctuate. No such foreign exchange contracts were outstanding at December 31, 1996.

15. SUPPLEMENTAL PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

  Supplemental unaudited pro forma Condensed Consolidated Statements of Operations for the years ended December 31, 1996 and 1995 have not been presented since the effects of the Reorganization, Offerings and the Asia Acquisitions will not have a material impact on the Company's operating results.

16. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                              YEAR ENDED DECEMBER 31, 1997
                                             ----------------------------------
                                              FIRST   SECOND    THIRD   FOURTH
                                             QUARTER  QUARTER  QUARTER  QUARTER
                                             -------  -------  -------  -------
   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
   DATA)
   Net revenue............................   $35,969  $38,882  $41,192  $44,932
   Operating expense......................    24,360   25,579   26,115   29,235
                                             -------  -------  -------  -------
   Operating income.......................    11,609   13,303   15,077   15,697
   Net interest income (expense)..........     1,524    2,228    2,059    1,951
                                             -------  -------  -------  -------
     Income before income taxes...........    13,133   15,531   17,136   17,648
   Provision for income taxes.............     5,428    6,420    7,082    7,090
                                             -------  -------  -------  -------
     Net income...........................   $ 7,705  $ 9,111  $10,054  $10,558
                                             =======  =======  =======  =======
   Diluted earnings per common share (1)..   $  0.16  $  0.19  $  0.21  $  0.22
                                             =======  =======  =======  =======
                                              YEAR ENDED DECEMBER 31, 1996
                                             ----------------------------------
                                              FIRST   SECOND    THIRD   FOURTH
                                             QUARTER  QUARTER  QUARTER  QUARTER
                                             -------  -------  -------  -------
   Net revenue............................   $30,841  $34,392  $35,444  $38,099
   Operating expense......................    19,985   21,888   23,704   25,124
                                             -------  -------  -------  -------
   Operating income.......................    10,856   12,504   11,740   12,975
   Net interest income (expense)..........      (291)    (269)    (254)    (644)
                                             -------  -------  -------  -------
     Income before income taxes...........    10,565   12,235   11,486   12,331
   Provision for income taxes.............     4,363    5,053    4,744    5,092
                                             -------  -------  -------  -------
     Net income...........................   $ 6,202  $ 7,182  $ 6,742  $ 7,239
                                             =======  =======  =======  =======
   Pro forma diluted earnings per common
    share (1).............................   $  0.13  $  0.15  $  0.14  $  0.15
                                             =======  =======  =======  =======
   Pro forma diluted earnings per common
    share,
    as adjusted (1)(2) ...................   $  0.15  $  0.17  $  0.16  $  0.21
                                             =======  =======  =======  =======

--------
(1) The earnings per common share amounts are the same for each period presented.
(2) See Note 12 of the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning directors and executive officers of the Company is incorporated by reference from the text under the captions, "Proposal 1:
Election of Directors," and "Executive Officers of the Company" in the Proxy Statement for the Company's May 7, 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation is incorporated by reference from the text under the caption, "Executive Compensation" in the Proxy Statement for the May 7, 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the text under the caption, "Ownership of Company Common Stock" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Company's May 7, 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is incorporated by reference from the text under the captions, "Certain Transactions and Other Matters" and "Relationship with BankAmerica Corporation" in the Proxy Statement for the Company's May 7, 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
    BA Merchant Services Inc.:
    Report of Independent Auditors.........................................  19
    Consolidated Balance Sheet-
     December 31, 1997 and 1998............................................  20
    Consolidated Statement of Operations-
     Years Ended December 31, 1997, 1996 and 1995..........................  21
    Consolidated Statement of Cash Flows-
     Years ended December 31, 1997, 1996 and 1995..........................  22
    Consolidated Statement of Changes in Equity-
     Years Ended December 31, 1997, 1996 and 1995..........................  23
    Notes to Consolidated Financial Statements.............................  24

(A)(2)FINANCIAL STATEMENT SCHEDULES

   Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the financial statements and notes thereto.

(A)(3)EXHIBITS

                                                INCORPORATED
                                                BY REFERENCE
                                                    FROM     INCORPORATED
                                                REGISTRATION BY REFERENCE
                                                STATEMENT ON  FROM FILE
                                                 FORM S-1,   NO. 1-12365
                                                  REG. NO.    REPORT ON
                                                 333-13985,  FORM 10-Q OR
                                                OR AMENDMENT 10-K FOR THE
                                        FILED     THERETO       PERIOD    EXHIBIT
    NO.            DESCRIPTION         HEREWITH    FILED        ENDING      NO.
    ---     ------------------------   -------- ------------ ------------ --------
   3.1(i)   BA Merchant Services,                  12/9/96                    3.1(i)
            Inc.'s amended and
            restated Certificate of
            Incorporation.
   3.1(ii)  BA Merchant Services,                               6/30/97       3.b
            Inc.'s Bylaws, as
            amended.
   4.1      Specimen Certificate for               12/9/96                    4.1
            the Class A Common
            Stock, par value $.01
            per share, of
            Registrant.
   4.2      Registration Rights                                12/31/96       4.2
            Agreement dated as of
            December 3, 1996 among
            the Registrant, Bank of
            America NT&SA and Bank
            of America NW, National
            Association.
  10.1      Lease Agreement dated as                           12/31/96      10.1
            of December 3, 1996
            among the Registrant,
            Bank of America NT&SA
            and Bank of America NW,
            National Association.
  10.2      Sponsorship and                        12/9/96                   10.2
            Processing Agreement
            dated as of December 3,
            1996 between the
            Registrant and Bank of
            America, NT&SA.
  10.3      Trademark License                      12/9/96                   10.3
            Agreement dated as of
            December 3, 1996 between
            the Registrant and Bank
            of America NT&SA.
  10.4      Administrative and                     12/9/96                   10.4
            Support Services
            Agreement dated December
            3, 1996 among the
            Registrant, Bank of
            America NT&SA and Bank
            of America NW, National
            Association.
  10.5(i)   Marketing Agreement                                12/31/96      10.5(i)
            dated as of December 3,
            1996 among the
            Registrant, Bank of
            America NT&SA and Bank
            of America NW, National
            Association.
  10.5(ii)  Marketing Agreement                                12/31/96      10.5(ii)
            dated as of December 3,
            1996 among Bank of
            America NA, Bank of
            America NW, National
            Association and the
            Registrant.
  10.6      Tax Allocation Agreement                           12/31/96      10.6
            dated as of December 3,
            1996 between the
            Registrant and
            BankAmerica Corporation.
  10.7      Merchant Card Services                12/16/96                   10.7
            Agreement dated June 29,
            1994 between the
            Registrant and Total
            System Services, Inc.
  10.8      Asset Transfer Agreement               12/9/96                   10.8
            dated as of December 3,
            1996 among the
            Registrant, Bank of
            America NT&SA and Bank
            of America NW, National
            Association.
  10.9      BA Merchant Services,                  12/9/96                   10.9
            Inc. Nonemployee
            Director Stock Plan*
  10.10     BA Merchant Services,                  12/9/96                   10.10
            Inc. Short-Term
            Incentive Plan.*
  10.11     BA Merchant Services,                  12/9/96                   10.11
            Inc. Long-Term Incentive
            Plan. *
  10.12     Revolving Credit                                   12/31/96      10.16
            Agreement dated March 5,
            1997 between the
            Registrant and Bank of
            America Texas, N.A.
  10.13     Non-Competition and                    12/9/96                   10.13
            Corporate Opportunities
            Allocation Agreement
            dated as of December 3,
            1996 between the
            Registrant and
            BankAmerica Corporation.
  10.14     Stockholders' Agreement                12/9/96                   10.14
            dated as of December 3,
            1996 among the
            Registrant, Bank of
            America NT&SA and Bank
            of America NW, National
            Association.
  10.15(i)  Processing Services                    12/9/96                   10.15(i)
            Agreement dated December
            3, 1996 between the
            Registrant and Bank of
            America Texas, N.A.
  10.15(ii) Processing Services                    12/9/96                   10.15(ii)
            Agreement dated December
            3, 1996 between the
            Registrant and Bank of
            America, F.S.B.
  21.1      Subsidiaries.                  x
  23.1      Consent of Ernst & Young       x
            LLP.
  24.1      Powers of Attorney.            x
  27.1      Financial Data Schedule.       x

--------
* Management contract or compensation plan, contract, or arrangement.

(B)REPORTS ON FORM 8-K

  During the fourth quarter of 1997, BA Merchant Services Inc. did not file any reports on Form 8-K.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 20, 1998                            BA Merchant Services, Inc.

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

Directors:

        /s/ SHARIF M. BAYYARI             Director
_____________________________________
         (SHARIF M. BAYYARI)

       /s/ H. EUGENE LOCKHART*            Director
_____________________________________
        (H. EUGENE LOCKHART)

       /s/ BARBARA J. DESOER*             Director
_____________________________________
         (BARBARA J. DESOER)

        /s/ DONALD R. DIXON*              Director
_____________________________________
          (DONALD R. DIXON)

         /s/ JAMES G. JONES*              Chairman of the Board of Directors
_____________________________________
          (JAMES G. JONES)

       /s/ WILLIAM E. FISHER*             Director
_____________________________________
         (WILLIAM E. FISHER)

A majority of the members of the Board of Directors.

          /s/ CHERYL SOROKIN
*By _________________________________
  (CHERYL SOROKIN, ATTORNEY-IN-FACT)

Dated: March 20, 1998

                                 EXHIBIT INDEX

---------------------------------------------------------------------------------------------------------------------------------
No.           Description                                             Filed            Incorporated by      Incorporated     Exhibit
                                                                      Herewith         Reference from       by Reference     No.
                                                                                       Registration         from File No.
                                                                                       Statement on         1-12365
                                                                                       Form S-1,Reg.        Report on
                                                                                       No. 333-13985,       Form 10-Q or
                                                                                       or Amendment         10-K for the
                                                                                       Thereto Filed        Period
                                                                                                            Ending
---------------------------------------------------------------------------------------------------------------------------------
3.1(i)        BA Merchant Services, Inc.'s amended and restated                        12/9/96                              3.1(i)
              Certificate of Incorporation.
3.1(ii)       BA Merchant Services, Inc.'s Bylaws, as amended.                                                6/30/97       3.b
4.1           Specimen Certificate for the Class A Common Stock, par                   12/9/96                              4.1
              value $.01 per share, of Registrant.
4.2           Registration Rights Agreement dated as of December 3, 1996                                     12/31/96       4.2
              among the Registrant, Bank of America NT&SA and Bank of
              America NW, National Association.
10.1          Lease Agreement dated as of December 3, 1996 among the                                         12/31/96      10.1
              Registrant, Bank of America NT&SA and Bank of America
              NW, National Association.
10.2          Sponsorship and Processing Agreement dated as of                         12/9/96                             10.2
              December 3, 1996 between the Registrant and Bank of
              America, NT&SA.
10.3          Trademark License Agreement dated as of December 3, 1996                 12/9/96                             10.3
              between the Registrant and Bank of America NT&SA.
10.4          Administrative and Support Services Agreement dated                      12/9/96                             10.4
              December 3, 1996 among the Registrant, Bank of America
              NT&SA and Bank of America NW, National Association.
10.5(i)       Marketing Agreement dated as of December 3, 1996 among                                         12/31/96      10.5(i)
              the Registrant, Bank of America NT&SA and Bank of
              America NW, National Association.
10.5(ii)      Marketing Agreement dated as of December 3, 1996 among                                         12/31/96      10.5(ii)
              Bank of America NA, Bank of America NW, National
              Association and the Registrant.
10.6          Tax Allocation Agreement dated as of December 3, 1996                                          12/31/96      10.6
              between the Registrant and BankAmerica Corporation.
10.7          Merchant Card Services Agreement dated June 29, 1994                     12/16/96                            10.7
              between the Registrant and Total System Services, Inc.
10.8          Asset Transfer Agreement dated as of December 3, 1996                    12/9/96                             10.8
              among the Registrant, Bank of America NT&SA and Bank of
              America NW, National Association.
10.9          BA Merchant Services, Inc. Nonemployee Director Stock Plan*              12/9/96                             10.9
10.10         BA Merchant Services, Inc. Short-Term Incentive Plan.*                   12/9/96                             10.10
10.11         BA Merchant Services, Inc. Long-Term Incentive Plan.*                    12/9/96                             10.11
10.12         Revolving Credit Agreement dated March 5, 1997 between                                         12/31/96      10.16
              the Registrant and Bank of America Texas, N.A.
10.13         Non-Competition and Corporate Opportunities Allocation                   12/9/96                             10.13
              Agreement dated as of December 3, 1996 between the
              Registrant and BankAmerica Corporation.
10.14         Stockholders' Agreement dated as of December 3, 1996                     12/9/96                             10.14
              among the Registrant, Bank of America NT&SA and Bank of
              America NW, National Association.
10.15(i)      Processing Services Agreement dated December 3, 1996                     12/9/96                             10.15(i)
              between the Registrant and Bank of America Texas, N.A.
10.15(ii)     Processing Services Agreement dated December 3, 1996                     12/9/96                      10.15(ii)
              between the Registrant and Bank of America, F.S.B.
21.1          Subsidiaries.                                                x
23.1          Consent of Ernst & Young LLP.                                x
24.1          Powers of Attorney.                                          x
27.1          Financial Data Schedule.                                     x