Form 10-Q
period 1998-03-31
BA MERCHANT SERVICES INC
filed 1998-05-13
CIK 1024674

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

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

                                Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.01 par value  --  16,263,882 outstanding on March 31,
                                     1998
Class B Common Stock, $0.01 par value  --  32,400,000 outstanding on March 31,
                                     1998

-------------------------------------------------------------------------------

This document serves both as an analytical review for analysts, shareholders, and other interested persons, and as the quarterly report on Form 10-Q of BA Merchant Services, Inc. to the Securities and Exchange Commission, which has taken no action to approve or disapprove the report or to pass upon its accuracy or adequacy. Additionally, this document is to be read in conjunction with BA Merchant Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, including the consolidated financial statements and notes thereto.

                                     INDEX

                           BA MERCHANT SERVICES, INC.

                                                                          PAGE
                                                                          ----
                         PART I FINANCIAL INFORMATION

Item 1. Financial Statements:
        Balance Sheet....................................................   1
        Statement of Operations..........................................   2
        Statement of Cash Flows..........................................   3
        Statement of Changes in Stockholders' Equity.....................   4
        Notes to Financial Statements....................................   5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations:
        Results of Operations............................................   8
        Balance Sheet Review.............................................   8
        Liquidity and Capital Resources..................................   8
        NationsBank Corporation Merger...................................   9
        Year 2000........................................................   9
        Forward-Looking Statements.......................................   9

                          PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form-8-K.................................  10
        Signatures.......................................................  11
        Exhibit Index....................................................  12

                                     PART I

                             FINANCIAL INFORMATION


                           BA MERCHANT SERVICES, INC.

                                 BALANCE SHEET
                                   UNAUDITED
ITEM 1. FINANCIAL STATEMENTS

                                                        MARCH 31,  DECEMBER 31,
                                                          1998         1997
                                                        ---------  ------------
(DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 68,874     $ 29,426
  Short-term investments..............................    53,785       64,018
  Drafts in transit...................................   107,604      110,445
  Accounts receivable.................................    58,061       63,461
  Other current assets................................     7,754       11,533
                                                        --------     --------
    Total current assets..............................   296,078      278,883
Property and equipment, net...........................    28,250       27,762
Other assets..........................................    19,556       25,422
                                                        --------     --------
  Total assets........................................  $343,884     $332,067
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $    277     $     32
  Merchants payable...................................     8,757        8,058
  Accrued liabilities.................................     6,969        6,050
  Accrued credit card association and interchange
   fees...............................................     8,823        9,192
  Income taxes payable................................     7,434        3,459
  Other current liabilities...........................    10,786       13,207
                                                        --------     --------
    Total current liabilities.........................    43,046       39,998
Other liabilities.....................................       858          816
                                                        --------     --------
  Total liabilities...................................    43,904       40,814
                                                        --------     --------
Stockholders' equity:
Class A Common Stock, par value $0.01; authorized
 200,000,000 shares; issued and outstanding 16,263,882
 shares at March 31, 1998 and 16,253,126 at December
 31, 1997.............................................       162          162
Class B Common Stock, par value $0.01; authorized
 50,000,000 shares; issued and outstanding 32,400,000
 shares...............................................       324          324
Additional paid-in capital............................   252,576      252,479
Retained earnings.....................................    46,979       38,280
Accumulated foreign currency translation adjustments,
 net of income taxes..................................      ( 61)           8
                                                        --------     --------
  Total stockholders' equity..........................   299,980      291,253
                                                        --------     --------
  Total liabilities and stockholders' equity..........  $343,884     $332,067
                                                        ========     ========

                       See Notes to Financial Statements.

                           BA MERCHANT SERVICES, INC.

                            STATEMENT OF OPERATIONS

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                  (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenue.................................................... $41,834 $35,969
                                                                ------- -------
Operating expense:
  Salaries and employee benefits...............................   9,451   8,059
  Data processing and communications...........................   9,249   7,668
  General and administrative...................................   5,667   5,492
  Depreciation.................................................   3,549   2,281
  Occupancy....................................................     750     747
  Amortization of intangibles..................................     444     113
                                                                ------- -------
    Total operating expense....................................  29,110  24,360
                                                                ------- -------
Income from operations.........................................  12,724  11,609
Net interest income............................................   2,020   1,524
                                                                ------- -------
    Income before income taxes.................................  14,744  13,133
Provision for income taxes.....................................   6,045   5,428
                                                                ------- -------
    Net income................................................. $ 8,699 $ 7,705
                                                                ======= =======
Earnings per common share...................................... $  0.18 $  0.16
Diluted earnings per common share.............................. $  0.18 $  0.16


                       See Notes to Financial Statements.

                           BA MERCHANT SERVICES, INC.

                            STATEMENT OF CASH FLOWS

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                             -----------------
                                                              1998      1997
                                                             -------  --------
                                                               (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................. $ 8,699  $  7,705
Adjustments to net income to arrive at cash provided by
 operating activities:
  Depreciation..............................................   3,549     2,281
  Amortization of intangibles...............................     444       113
  Benefit from deferred income taxes........................    (832)     (342)
  Amortization of restricted stock..........................      94       102
  Amortization of loan fees.................................     --         85
  Changes in operating assets and liabilities:
    Decrease in drafts in transit...........................   2,841    50,588
    Decrease in accounts receivable.........................   5,400     1,341
    Decrease (increase) in other current assets.............   3,778      (315)
    Increase in accounts payable............................     245     3,119
    Increase in current income taxes payable................   3,975     4,326
    Increase in merchants payable...........................     700       242
    Increase in accrued liabilities.........................     919       194
    (Decrease) increase in accrued credit card association
     and interchange fees...................................    (369)    1,104
    Other, net..............................................   3,875      (567)
                                                             -------  --------
     Net cash provided by operating activities..............  33,318    69,976
                                                             -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................  (4,037)   (4,278)
Purchase of short-term investments..........................  (1,669)      --
Maturities of short-term investments........................  11,902       --
                                                             -------  --------
     Net cash provided by (used for) investing activities...   6,196    (4,278)
                                                             -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in underwriting expense............................     --       ( 96)
Issuance of common stock....................................       3       --
BAC's change in funding.....................................     --      7,396
                                                             -------  --------
     Net cash used for financing activities.................       3     7,300
                                                             -------  --------
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS...........     (69)      --
                                                             -------  --------
Increase in cash and cash equivalents.......................  39,448    72,998
Cash and cash equivalents at beginning of period............  29,426   138,413
                                                             -------  --------
Cash and cash equivalents at end of period.................. $68,874  $211,411
                                                             =======  ========

                       See Notes to Financial Statements.

                           BA MERCHANT SERVICES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                                (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS)
CLASS A COMMON STOCK:
Balance at beginning of period.............................. $    162  $    162
Issuance of additional stock................................      --        --
                                                             --------  --------
  Balance at end of period..................................      162       162
CLASS B COMMON STOCK:
Balance at beginning of period..............................      324       302
Issuance of additional common stock.........................      --        --
                                                             --------  --------
  Balance at end of period..................................      324       302
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period..............................  252,479   249,622
Amortization of unvested portion of restricted stock........       94       102
Additional underwriting expenses............................      --        (96)
Issuance of additional common stock.........................        3       --
                                                             --------  --------
  Balance at end of period..................................  252,576   249,628
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period..............................        8       --
Translation adjustments.....................................      (69)      --
                                                             --------  --------
  Balance at end of period..................................      (61)      --
RETAINED EARNINGS:
Balance at beginning of period..............................   38,280     2,039
Net income..................................................    8,699     7,220
                                                             --------  --------
  Balance at end of period..................................   46,979     9,259
BAC'S EQUITY INTEREST:
Balance at beginning of period..............................      --     27,883
Net income..................................................      --        485
BAC's change in funding.....................................      --      7,396
                                                             --------  --------
  Balance at end of period..................................      --     35,764
                                                             --------  --------
    Total stockholders' equity end of period................ $299,980  $295,115
                                                             ========  ========

                       See Notes to Financial Statements.

                          BA MERCHANT SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

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

  Organization and Domestic Operations--BAMS was incorporated on October 11, 1996 and commenced operations December 4, 1996, upon the transfer by Bank of America National Trust & Savings Association (the "Bank") and Bank of America NW, National Association ("BANW", formerly Seattle-First National Bank) of their respective United States merchant processing businesses to BAMS in consideration for 30.2 million shares of Class B Common Stock. Effective January 1, 1997, BANW was merged into the Bank. The Bank is a wholly owned subsidiary of BankAmerica Corporation ("BAC"). References to "BAC" in these financial statements and notes thereto shall be deemed to be references to BankAmerica Corporation and its subsidiaries and affiliates, including the Bank and, prior to January 1, 1997, BANW.

  During December 1996, BAMS issued 16.1 million shares of Class A Common Stock in underwritten initial public offerings which generated net cash proceeds of $232.9 million.

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

  NationsBank Corporation Merger--On April 13, 1998, BAC and NationsBank Corporation ("NBC") announced a definitive agreement to merge in a stock-for-stock transaction. The merger, which is expected to close in the fourth quarter of 1998, is subject to shareholder and regulatory approvals and the satisfaction or waiver of other conditions set forth in the merger agreement. For further disclosure, see Management's Discussion and Analysis of Financial Condition and Results of Operations--"NationsBank Corporation Merger" on page 9.

  Basis of Presentation--The unaudited financial statements of BAMS are prepared in conformity with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in BAMS' Annual Report on Form 10-K for the year ended December 31, 1997. Results for the interim periods should not be considered indicative of results to be expected for the full year.

  BAC's transfer to BAMS of certain assets and liabilities of its United States and certain Asian merchant processing businesses (net assets) was accounted for as a reorganization of entities under common control and, accordingly, the transfer of these net assets was accounted for at historical cost in a manner similar to a pooling of interests. Included in the transfer of net assets was Seafirst Merchant Services, Inc. ("SMSI"), a wholly owned subsidiary of BANW. SMSI was subsequently dissolved on December 29, 1997. The accompanying

                          BA MERCHANT SERVICES, INC.

financial statements have been prepared as if the Company had operated as a separate entity for all periods presented. The financial statements include the combined historical results of operations, assets and liabilities of BAC's merchant processing businesses in Thailand, the Philippines, Taiwan and the merchant processing administrative office in Hong Kong for all periods prior to the Asia Acquisitions.

  Prior to the respective dates of the Asia Acquisitions, changes in BAC's equity interest represented net income of the Company adjusted for net cash transfers to and from BAC. Additionally, prior to these dates, the financial statements include allocations of certain assets (primarily property and equipment) and expenses relating to the merchant processing businesses transferred from BAC. Management believes these allocations are reasonable.

  Certain of the pre-Asia Acquisition expenses in the financial statements are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Therefore, prior to the respective dates of the Asia Acquisitions, the financial statements may not necessarily reflect the Company's results of operations, changes in equity and cash flows as they would have been had the Company owned and operated the Asian operations. Subsequent to these dates, the Company performed these functions using its own resources and purchased services (from BAC and other companies) and was responsible for the cost and expenses associated with the management of the Asian operations.

NOTE 2--INCOME TAXES

  The following is a summary of the components of income tax expense:

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
   Provision for income taxes:
     Federal..................................................... $4,541 $4,139
     State ......................................................  1,330  1,147
     Foreign.....................................................    174    142
                                                                  ------ ------
       Total..................................................... $6,045 $5,428
                                                                  ====== ======

  The Company's estimated annual effective income tax rate for the three month periods ended March 31, 1998 and 1997 was 41.0% and 41.3%, respectively. These rates are higher than the federal statutory tax rate of 35% due principally to state income taxes.

NOTE 3--EARNINGS PER COMMON SHARE

  Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Under the new requirements, the Company's computation of earnings per common and common equivalent share is replaced by earnings per common share, which excludes any dilutive effect of stock options and warrants outstanding during the period. Earnings per common share is computed by dividing net income applicable to common stock by the average number of common shares outstanding during the period.

  Also, under SFAS No. 128, the Company's computation of earnings per common and common equivalent share, assuming full dilution, is replaced with diluted earnings per common share. Diluted earnings per common share is computed by dividing net income applicable to common stock by the average number of common shares

                          BA MERCHANT SERVICES, INC.

outstanding during the period including the dilutive effect of stock options and warrants outstanding during the period. The dilutive effect of stock options and warrants outstanding during the period is computed using the average market price of the Company's common stock for the period.

  Earnings per share for the three month period ended March 31, 1997 has been computed by dividing net income by the weighted average number of common shares outstanding assuming the stock issued in the Asia Acquisitions had been outstanding since January 1, 1994. The earnings per common share amount for each period presented is the same as the diluted earnings per common share amount presented for the respective period.

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
   (amounts in thousands, except earnings per share data)
   Net income.................................................... $8,699 $7,705
   Average number of common shares outstanding and common stock
    equivalents.................................................. 48,802    N/A
   Pro forma average number of common shares and common stock
    equivalents outstanding......................................    N/A 48,700
   Diluted earnings per common share............................. $ 0.18 $ 0.16

NOTE 4--RELATED PARTIES

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

  Additional services provided under the intercompany agreements include product distribution, processing, system support, telecommunications, marketing, regulatory compliance, legal, tax and treasury, accounting and audit and other miscellaneous support and administrative services.

  The Company believes that the cost of services provided under the intercompany arrangements have not been materially different from the costs that would have been incurred if the Company was unaffiliated with BAC.

NOTE 5--COMPREHENSIVE INCOME

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which requires companies to report and display comprehensive income and its components. The adoption of SFAS No. 130 in the first quarter of 1998 did not have an impact on the Company's financial position or results of operations.

  The following is a summary of the components of total comprehensive income, net of related income taxes:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
   Net income................................................... $8,699  $7,705
   Foreign currency translation adjustments.....................   ( 69)    --
                                                                 ------  ------
     Total comprehensive income................................. $8,630  $7,705
                                                                 ======  ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net Revenue--For the three month period ended March 31, 1998, net revenue was $41.8 million, up $5.9 million, or 16 percent over the three month period ended March 31, 1997. This increase was primarily attributable to a $1.9 billion or 27 percent increase in sales volume processed over the comparable prior year quarter. Increased sales volume resulted primarily from growth in the Company's merchant base through continued emphasis on marketing and sales growth, including expansion into new sales territories. The growth rate in net revenue was lower than that for sales volume processed primarily as a result of greater sales volume growth in lower spread business (debit card and high volume merchants) and to a lesser degree, declining spreads in existing business consistent with historical competitive trends in the merchant processing industry.

  Operating Expense--Total operating expense was $29.1 million for the first quarter of 1998, an increase of $4.8 million, or 19 percent over the same period a year ago. On the same comparative basis, data processing and communications expense increased $1.6 million or 21 percent due to increased authorization expense and data processing contract services related to growth in transaction volume. Salaries and employee benefits increased $1.4 million or 17 percent, reflecting growth in direct sales staff and related support personnel. Depreciation expense increased $1.3 million or 56 percent due to the acquisition of merchant processing terminals required for the Company's expanded merchant base and the impact of the HostLINKTM transaction processing system installed during the second quarter of 1997. Amortization of intangibles increased $331,000 related to amortization of the acquisition of the portfolio of merchant processing contracts in September 1997.

  Net Income--The Company earned net income of $8.7 million for the first quarter of 1998 compared to net income of $7.7 million for the first quarter of 1997. Net income from domestic operations for the first quarter of 1998 increased approximately $1.3 million or 18% over the comparable quarter in 1997. This improvement was a result of an increase in domestic net revenue of $7.0 million or 21 percent over the first quarter of 1997 on an increase in sales volume processed of $1.9 billion or 28%. First quarter 1998 net income from the Company's Asian operations decreased 66 percent from first quarter 1997, reflecting both increased competition and the area's economic turmoil.

BALANCE SHEET REVIEW

  The Company's assets totaled $343.9 million as of March 31, 1998, up $11.8 million from December 31, 1997. The decreases in accounts receivable ($5.4 million), other current assets ($3.8 million) and other current liabilities ($2.4 million) since December 31, 1997 are a result of lower net revenue and sales volume processed in the first quarter of 1998 versus the fourth quarter of 1997 consistent with historical seasonality. Other assets decreased $5.9 million since December 31, 1997 primarily related to a $3.2 million reduction in the foreign currency translation reserves due to expiration of foreign exchange contracts and an $815,000 reduction in miscellaneous assets. Income taxes payable increased $4.0 million since December 31, 1997 relating to the due dates of payments to be made to taxing authorities.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated net cash from operating activities of $33.3 million and $70.0 million for the three month periods ended March 31, 1998 and 1997, respectively. The net cash provided by operating activities for the 1998 period was primarily related to net income adjusted for non-cash depreciation and amortization of $12.2 million, plus an aggregate of $12.0 million related to decreases in drafts in transit, accounts receivable and other current assets and a $4.0 million increase in income taxes payable. Prior to the time BankAmerica Corporation ("BAC") transferred its merchant processing businesses to the Company, funds generated by the Company's operations and not used for investments were remitted to BAC.

  Working capital increased by $14.1 million to $253.0 million at March 31, 1998. The Company anticipates that its cash and cash equivalent and short-term investment balances will be adequate for funding the daily cash needs of the business as well as for acquisitions, strategic technology investments and the funding of research and product development.

  The Company has a commitment for a $100 million revolving line of credit with Bank of America expiring December 31, 1998. Borrowings outstanding under the commitment amounted to $0.3 million as of March 31, 1998.

NATIONSBANK CORPORATION MERGER

  On April 13, 1998, BAC and NationsBank Corporation (NBC) announced a definitive agreement to merge in a stock-for-stock transaction. The merger, which is expected to close in the fourth quarter of 1998, is subject to shareholder and regulatory approvals and the satisfaction or waiver of other conditions set forth in the merger agreement. Under various contractual arrangements with BAC (described on page 7 of the Company's Annual Report on Form 10-K under "Relationship with BankAmerica and the Bank"), the Company has access to BAC's client base, the Bank of America name and trademarks, the implementation of On-Us transaction processing and marketing, the Bank's distribution channels, and credit and debit card association and network sponsorships. The Company is BAC's exclusive provider of merchant processing services. There have been no decisions concerning the merchant processing services of the combined business. At this time, the Company can not estimate the impact that the BAC/NBC merger would have on its financial position or results of operations.

YEAR 2000

  The Company has developed plans to deal with the impact of the year 2000 on its systems and operations. The Company continues to refine and assess its plans to deal with the year 2000 issue. Year 2000 related expenses for the three months ended March 31, 1998 were immaterial and the Company believes that the expenses to bring its computer systems and software year 2000 compliant will not be material to its results of operations in any one future reporting period. For more information regarding the year 2000 issue and year 2000 expenses, please see the Company's Annual Report on Form 10-K, p.15, "Year 2000 Expenses."

FORWARD-LOOKING STATEMENTS

  This report contains forward-looking statements, usually containing the words "estimate", "project", "expect" or similar expressions. These statements are subject to uncertainties, including those discussed in this report and in Management's Discussion and Analysis of Financial Condition and Results of Operations--"Forward-Looking Statements" in BAMS' Annual Report on Form 10-K for the year ended December 31, 1997, that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27 Financial Data Schedule

(b) Reports on Form 8-K:

  The Company did not file any reports on Form 8-K during the quarterly period ended March 31, 1998. After the first quarter of 1998, the Company filed a report on Form 8-K dated April 17, 1998. The April 17 report filed, pursuant to Item 5 of the report, the definitive agreement between BankAmerica Corporation (the parent of Bank of America National Trust and Savings Association, which owns 100% of the Company's Class B Common Stock, or approximately 66.6% of the Company's outstanding common stock) and NationsBank Corporation to merge in a stock-for-stock transaction.

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

                                          BA MERCHANT SERVICES, INC.
                                          (Registrant)

                                          By Principal Executive Officer and
                                          Duly Authorized Signatory:

                                          /s/ Sharif M. Bayyari
                                          ----------------------------------
                                          SHARIF M. BAYYARI
                                          President and Chief Executive
                                           Officer
                                          May 13, 1998

                                          By Principal Financial Officer and
                                          Duly Authorized Signatory:

                                          /s/ James H. Williams
                                          ----------------------------------
                                          JAMES H. WILLIAMS
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Chief Accounting Officer
                                          May 13, 1998

                                 EXHIBIT INDEX

      EXHIBIT
      REFERENCE   DESCRIPTION
      ---------   -----------------------
      27          Financial Data Schedule