Form 10-Q
period 1998-06-30
BA MERCHANT SERVICES INC
filed 1998-08-13
CIK 1024674

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

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

    Class A Common Stock, $0.01 par value-- 16,264,253 outstanding on
                              June 30, 1998
    Class B Common Stock, $0.01 par value-- 32,400,000 outstanding on
                              June 30, 1998

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

                                     INDEX

                           BA MERCHANT SERVICES, INC.

                                                                          PAGE
                                                                          ----
                         PART I FINANCIAL INFORMATION
Item 1.Financial Statements:
    Balance Sheet........................................................   1
    Statement of Operations..............................................   2
    Statement of Cash Flows..............................................   3
    Statement of Changes in Stockholders' Equity.........................   4
    Notes to Financial Statements........................................   5
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations:
    Highlights...........................................................   8
    Results of Operations................................................   8
    Balance Sheet Review.................................................   9
    Liquidity and Capital Resources......................................  10
    Year 2000............................................................  10
    Forward-Looking Statements...........................................  11
                          PART II OTHER INFORMATION
Item 4.Submission of Matters to a Vote of Security Holders...............  12
Item 6.Exhibits and Reports on Form-8-K..................................  13
    Signatures...........................................................  14
    Exhibit Index........................................................  15

                                     PART I

                             FINANCIAL INFORMATION

                           BA MERCHANT SERVICES, INC.

                                 BALANCE SHEET
                                   UNAUDITED
ITEM 1. FINANCIAL STATEMENTS

                                                         JUNE 30,  DECEMBER 31,
                                                           1998        1997
                                                         --------  ------------
(DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents............................. $ 75,262    $ 29,426
  Short-term investments................................   48,494      64,018
  Drafts in transit.....................................  101,708     106,463
  Accounts receivable...................................   65,350      63,461
  Other current assets..................................    7,691      11,533
                                                         --------    --------
    Total current assets................................  298,505     274,901
Property and equipment, net.............................   29,683      27,762
Other assets............................................   22,625      25,422
                                                         --------    --------
  Total assets.......................................... $350,813    $328,085
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $    260    $     32
  Merchants payable.....................................    8,574       8,058
  Accrued liabilities...................................   11,221       6,050
  Accrued credit card association and interchange fees..    8,449       9,192
  Income taxes payable..................................    4,657       3,459
  Other current liabilities.............................    7,611       9,225
                                                         --------    --------
    Total current liabilities...........................   40,772      36,016
Other liabilities.......................................      841         816
                                                         --------    --------
  Total liabilities.....................................   41,613      36,832
                                                         --------    --------
Stockholders' equity:
Class A Common Stock, par value $0.01; authorized
 200,000,000 shares;
 issued and outstanding 16,264,253 shares at June 30,
 1998 and 16,253,126
 at December 31, 1997...................................      162         162
Class B Common Stock, par value $0.01; authorized
 50,000,000 shares;
 issued and outstanding 32,400,000 shares...............      324         324
Additional paid-in capital..............................  252,693     252,479
Retained earnings.......................................   56,204      38,280
Accumulated foreign currency translation adjustments,
 net of income taxes....................................     (183)          8
                                                         --------    --------
  Total stockholders' equity............................  309,200     291,253
                                                         --------    --------
  Total liabilities and stockholders' equity............ $350,813    $328,085
                                                         ========    ========

                       See Notes to Financial Statements.

                           BA MERCHANT SERVICES, INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS     SIX MONTHS
                                                     ENDED           ENDED
                                                   JUNE 30,        JUNE 30,
                                                --------------- ---------------
                                                 1998    1997    1998    1997
                                                ------- ------- ------- -------
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
 AMOUNTS)
Net revenue...................................  $45,239 $38,882 $87,073 $74,851
                                                ------- ------- ------- -------
Operating expense:
  Salaries and employee benefits..............   10,464   8,447  19,915  16,506
  Data processing and communications..........    9,629   8,315  18,878  15,983
  General and administrative..................    7,324   5,977  13,567  12,216
  Depreciation................................    3,642   2,732   7,191   5,013
  Amortization of intangibles.................      444     108     888     221
                                                ------- ------- ------- -------
    Total operating expense...................   31,503  25,579  60,439  49,939
                                                ------- ------- ------- -------
Income from operations........................   13,736  13,303  26,634  24,912
Net interest income...........................    1,900   2,228   3,746   3,752
                                                ------- ------- ------- -------
    Income before income taxes................   15,636  15,531  30,380  28,664
Provision for income taxes....................    6,411   6,420  12,456  11,848
                                                ------- ------- ------- -------
    Net income................................  $ 9,225 $ 9,111 $17,924 $16,816
                                                ======= ======= ======= =======
Earnings per common share.....................  $  0.19 $  0.19 $  0.37 $  0.35
Diluted earnings per common share.............  $  0.19 $  0.19 $  0.37 $  0.35

                       See Notes to Financial Statements.

                           BA MERCHANT SERVICES, INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             -----------------
                                                              1998      1997
                                                             -------  --------
(DOLLAR AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................. $17,924  $ 16,816
Adjustments to net income to arrive at cash provided by
 operating activities:
  Depreciation..............................................   7,191     5,013
  Amortization of intangibles...............................     888       221
  Benefit from deferred income taxes........................   ( 880)     (755)
  Amortization of restricted stock..........................     209       373
  Amortization of loan fees.................................     --        169
  Changes in operating assets and liabilities:
    Decrease in drafts in transit...........................   4,755    63,540
    Decrease in accounts receivable.........................  (1,889)  (10,437)
    Decrease (increase) in other current assets.............   3,842    (7,865)
    Increase in accounts payable............................     228       326
    Increase in current income taxes payable................   1,198     1,015
    Increase in merchants payable...........................     516    40,661
    Increase in accrued liabilities.........................   5,171       896
    (Decrease) increase in accrued credit card association
     and interchange fees                                       (743)    2,979
    Other, net..............................................   1,200    (1,765)
                                                             -------  --------
      Net cash provided by operating activities.............  39,610   111,187
                                                             -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................  (9,112)   (6,252)
Purchase of short-term investments..........................  (6,669)  (21,571)
Maturities of short-term investments........................  22,193       --
                                                             -------  --------
      Net cash provided by (used for) investing activities..   6,412   (27,823)
                                                             -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in underwriting expense............................     --       (113)
Issuance of common stock....................................       5       105
BAC's change in funding.....................................     --     (3,244)
                                                             -------  --------
      Net cash used for financing activities................       5    (3,252)
                                                             -------  --------
EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS...........    (191)       47
                                                             -------  --------
Increase in cash and cash equivalents.......................  45,836    80,159
Cash and cash equivalents at beginning of period............  29,426   138,413
                                                             -------  --------
Cash and cash equivalents at end of period.................. $75,262  $218,572
                                                             =======  ========

                       See Notes to Financial Statements.

                           BA MERCHANT SERVICES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
(DOLLAR AMOUNTS IN THOUSANDS)
CLASS A COMMON STOCK:
Balance at beginning of period.............................. $    162  $    162
Issuance of additional stock................................      --        --
                                                             --------  --------
  Balance at end of period..................................      162       162
CLASS B COMMON STOCK:
Balance at beginning of period..............................      324       302
Issuance of additional common stock.........................      --          2
                                                             --------  --------
  Balance at end of period..................................      324       304
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period..............................  252,479   249,622
Amortization of unvested portion of restricted stock........      209       373
Additional underwriting expenses............................      --       (113)
Issuance of additional common stock.........................        5       103
                                                             --------  --------
  Balance at end of period..................................  252,693   249,985
CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period..............................        8       --
Translation adjustments.....................................     (191)       47
                                                             --------  --------
  Balance at end of period..................................     (183)       47
RETAINED EARNINGS:
Balance at beginning of period..............................   38,280     2,039
Net income..................................................   17,924    15,933
                                                             --------  --------
  Balance at end of period..................................   56,204    17,972
BAC'S EQUITY INTEREST:
Balance at beginning of period..............................      --     27,883
Net income..................................................      --        883
BAC's change in funding.....................................      --     (3,244)
                                                             --------  --------
  Balance at end of period..................................      --     25,522
                                                             --------  --------
    Total stockholders' equity end of period................ $309,200  $293,992
                                                             ========  ========

                       See Notes to Financial Statements.

                          BA MERCHANT SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

  NationsBank Corporation Merger--On April 13, 1998, BAC and NationsBank Corporation ("NBC") announced a definitive agreement to merge in a stock-for-stock transaction. The merger, which is expected to close on September 30, 1998, is subject to shareholder and regulatory approvals and the satisfaction or waiver of other conditions set forth in the merger agreement. For further disclosure, see Management's Discussion and Analysis of Financial Condition and Results of Operations "Highlights" on page 9.

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

                                  (UNAUDITED)

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

NOTE 2--INCOME TAXES

  The following is a summary of the components of income tax expense:

                                                  THREE MONTHS    SIX MONTHS
                                                      ENDED          ENDED
                                                    JUNE 30,       JUNE 30,
                                                  ------------- ---------------
                                                   1998   1997   1998    1997
                                                  ------ ------ ------- -------
   Provision for income taxes:
     Federal..................................... $4,816 $4,754 $ 9,357 $ 8,893
     State.......................................  1,410  1,384   2,740   2,531
     Foreign.....................................    185    282     359     424
                                                  ------ ------ ------- -------
       Total..................................... $6,411 $6,420 $12,456 $11,848
                                                  ====== ====== ======= =======

  The Company's estimated annual effective income tax rate for the 1998 and 1997 interim periods was 41.0% and 41.3%, respectively. These rates are higher than the federal statutory tax rate of 35% due principally to state income taxes.

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

                                  (UNAUDITED)

outstanding during the period including the dilutive effect of stock options and warrants outstanding during the period. The dilutive effect of stock options and warrants outstanding during the period is computed using the average market price of the Company's common stock for the period.

  Earnings per share for the three and six month periods ended June 30, 1997 has been computed by dividing net income by the weighted average number of common shares outstanding assuming the stock issued in the Asia Acquisitions had been outstanding since January 1, 1994. The earnings per common share amount for each period presented below is the same as the diluted earnings per common share amount presented for the respective period.

                                                 THREE MONTHS     SIX MONTHS
                                                     ENDED           ENDED
                                                   JUNE 30,        JUNE 30,
                                                --------------- ---------------
                                                 1998    1997    1998    1997
                                                ------- ------- ------- -------
   (amounts in thousands, except earnings per
    share data)
   Net income.................................. $ 9,225 $ 9,111 $17,924 $16,816
   Average number of common shares outstanding
    and common stock equivalents...............  48,794  48,699  48,803  48,699
   Diluted earnings per common share........... $  0.19 $  0.19 $  0.37 $  0.35

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

NOTE 5--COMPREHENSIVE INCOME

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which requires companies to report and display comprehensive income and its components. The adoption of SFAS No. 130 did not have an impact on the Company's financial position or results of operations as reported herein.

  The following is a summary of the components of total comprehensive income, net of related income taxes:

                                                 THREE MONTHS     SIX MONTHS
                                                     ENDED           ENDED
                                                   JUNE 30,        JUNE 30,
                                                 -------------- ----------------
                                                  1998    1997   1998     1997
                                                 ------  ------ -------  -------
   Net income................................... $9,225  $9,111 $17,924  $16,816
   Foreign currency translation adjustment......   (122)     47    (191)      47
                                                 ------  ------ -------  -------
     Total comprehensive income................. $9,103  $9,158 $17,733  $16,863
                                                 ======  ====== =======  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

  On April 13, 1998, BankAmerica Corporation (BAC) and NationsBank Corporation
(NBC) announced a definitive agreement to merge in a stock-for-stock transaction. The merger, which is expected to close on September 30, 1998, is subject to shareholder and regulatory approvals and the satisfaction or waiver of other conditions set forth in the merger agreement. Under various contractual arrangements with BAC (described on page 7 of the Company's Annual Report on Form 10-K under "Relationship with BankAmerica and the Bank"), the Company has access to BAC's client base, the Bank of America name and trademarks, the implementation of On-Us transaction processing and marketing, the Bank's distribution channels, and credit and debit card association and network sponsorships. The Company is BAC's exclusive provider of merchant processing services.

  On May 29, 1998, the Company announced that BAC and NBC had jointly determined that the Company will be the principal merchant processing servicer for their combined organization following the merger. The combined BAC/NBC franchise will have approximately 4,800 retail branches in twenty-two states, an increase of approximately 3,000 retail branches from BAC alone. The Company believes the opportunity to be the exclusive merchant acquirer for new business with access to the NBC retail branch network will be a significant source of revenue growth for the Company. However, the Company can not estimate the impact this may have on its financial position or results of operation at this time. NBC currently offers merchant processing services through a minority-owned interest in a venture with another merchant processing provider. NBC will seek to renegotiate this existing venture relationship in order to assure that there is a single provider of merchant processing services for the combined organization. The negotiations will determine whether all or any portion of NBC's interest in the existing merchant portfolio could be acquired by the Company. At this time, the Company cannot determine the outcome of the negotiations or what impact the negotiations would have on its financial position or results of operations.

  On July 9, 1998, the Company entered into an agreement to invest in a new limited liability company ("LLC") with First Data Financial Services, LLC and Global Cash Access ("Global"). The joint venture will provide cash advance and related services, as described below, to the gaming business. The proposed investment is subject to regulatory approval. In the event the investment is approved, the Company will invest cash, in addition to its interest in existing gaming contracts and gaming-related assets, for a 21 percent ownership in the LLC. In the event regulatory approval is not given for the investment, the Company will sell its interest in the gaming contracts and fixed assets for a price to be negotiated. At this time, the Company cannot estimate the impact the proposed joint venture may have on the Company's financial position or results of operations. The LLC will provide the following services in gaming areas and to gaming establishments and/or patrons at gaming establishments: (a) credit and debit cash card advance services, (b) ATM services, (c) development and operation of a cashless gaming system for use in slot machines and similar gaming devices by gaming patrons, (d) check verification and guarantee services at gaming establishments, (e) operations of financial services booths located on the premises of gaming establishments, and (f) single system financial services authorization platforms to be utilized by gaming establishments.

RESULTS OF OPERATIONS

 SECOND QUARTER REVIEW

  Net Revenue--For the three month period ended June 30, 1998, net revenue was $45.2 million, up $6.4 million, or 16 percent over the three month period ended June 30, 1997. The increase was primarily attributable to a $2.0 billion or 25 percent increase in sales volume processed over the comparable prior year quarter. Increased sales volume resulted primarily from growth in the Company's merchant base through continued emphasis on marketing and sales growth, including expansion into new sales territories. The growth rate in net revenue was lower than that for sales volume processed primarily as a result of greater sales volume growth in lower spread business (debit card and high volume merchants) and to a lesser degree, declining spreads in existing business consistent with historical competitive trends in the merchant processing industry.

  Operating Expense--Total operating expense was $31.5 million for the second quarter of 1998, an increase of $5.9 million, or 23 percent over the same period a year ago. On the same comparative basis, salaries and employee benefits increased $2.0 million or 24 percent, reflecting growth in direct sales staff and related support personnel. Data processing and communications expense increased $1.3 million, or 16 percent. This increase was primarily related to higher authorization expense and data processing contract services related to growth in transaction volume, net of reductions in other data processing costs as a result of the conversion of United States merchants from the old transaction processing system to HostLINK(TM) during the second quarter of 1997. General and administrative expense increased $1.3 million, or 23 percent. The increase was attributable to a loss on one merchant along with increased losses and reserves related to higher than usual backlogs in chargeback processing. Depreciation expense increased $0.9 million or 33 percent primarily due to the acquisition of merchant processing terminals required for the Company's expanded merchant base and secondarily due to the impact of the installation of HostLINK(TM) during the second quarter of 1997. Amortization of intangibles increased $0.3 million related to amortization of the portfolio of merchant processing contracts acquired in September 1997.

  Net Income--The Company earned net income of $9.2 million for the second quarter of 1998, an increase of $0.1 million or one percent over the same period a year ago. Net income from domestic operations for the second quarter of 1998 increased approximately $0.5 million or 6 percent over the comparable quarter in 1997. This improvement was a result of an increase in domestic net revenue of $7.3 million or 20 percent over the second quarter of 1997 on an increase in sales volume processed of $2.0 billion or 26 percent. Second quarter 1998 net income from the Company's Asian operations was breakeven, a 96 percent decrease from the second quarter of 1997, the decrease was a result of a 32 percent decrease in net revenue, reflecting both increased competition and the area's economic turmoil.

 SIX MONTH REVIEW

  Net Revenue--Net revenue was $87.1 million for the first six months of 1998, up 16 percent over the 1997 comparable period. Sales volume processed for the six months ended June 30, 1998 was $19.1 billion, an increase of $3.9 billion or 26 percent over the first six months of 1997. The net revenue percentage growth rate was lower than the sales volume processed growth rate for the same reasons discussed above for the second quarter.

  Operating Expense--Total operating expense for the first six months of 1998 was $60.4 million, up 21 percent over the 1997 comparable period. On the same comparative basis, salaries and employee benefits increased $3.4 million (21 percent), data processing and communications increased $2.9 million (18 percent), general and administrative increased $1.4 million (11 percent), depreciation increased $2.2 million (43 percent) and amortization of intangibles increased $.7 million. Increases in those expense categories were substantially due to the same reasons cited for the second quarter expense comparisons above.

  Net Income--The Company earned net income of $17.9 million for the first six months of 1998, an increase of $1.1 million or 7 percent over the same period the same period a year ago. Net income from domestic operations for the 1998 period was $17.8 million, an increase of $2.0 million or 13 percent over the comparable 1997 period. This improvement was the result of an increase in domestic net revenue of $14.3 million or 21 percent over the comparable 1997 period on an increase in sales volume processed of $3.9 billion or 27 percent. Net income from the Company's Asian operations for the first six months of 1998 decreased 81 percent from the same period in 1997 reflecting both increased competition and the area's economic turmoil.

BALANCE SHEET REVIEW

  The Company's assets totaled $350.8 million as of June 30, 1998, up $22.7 million from December 31, 1997. The decreases in drafts in transit ($4.8 million), other current assets ($3.8 million) and other current liabilities ($1.6 million) since December 31, 1997 were the result of lower levels of merchant settlement activity.

The variances in these accounts are dependent upon the day of the week on which the reporting period ends. Other assets decreased $2.8 million since December 31, 1997 primarily related to a $2.7 million reduction in the foreign currency translation reserves due to expiration of foreign exchange contracts.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated net cash from operating activities of $39.6 million and $111.2 million for the six month periods ended June 30, 1998 and 1997, respectively. The net cash provided by operating activities for the 1998 period was primarily related to net income adjusted for non-cash depreciation and amortization of $26.0 million, plus an aggregate of $8.6 million related to decreases in drafts in transit and other current assets. Prior to the time BAC transferred its merchant processing businesses to the Company, funds generated by the Company's operations and not used for investments were remitted to BAC.

  Working capital increased by $18.8 million to $257.7 million at June 30, 1998. The Company anticipates that its cash and cash equivalent and short-term investment balances will be adequate for funding the daily cash needs of the business as well as for acquisitions, strategic technology investments and the funding of research and product development.

  The Company has a commitment for a $100 million revolving line of credit with Bank of America expiring December 31, 1998. Borrowings outstanding under the commitment amounted to $0.6 million as of June 30, 1998, resulting from Asian operations.

YEAR 2000

  The Company has instituted a comprehensive program to ensure that its computer systems and applications will be ready for the Year 2000. The program, headed by a senior officer of the company, includes the following:

  . review and testing internally used software and systems for Year 2000 compliance;

  . remediating internally used software and systems that are not Year 2000 compliant;

  . certifying internally used software and systems for Year 2000 compliance;

  . reviewing the status of key business partners with Year 2000 compliance;

  . developing contingency plans in case the company encounters any difficulties with the Year 2000 date change either from its internal systems or from key business partners.

  The Company expects that it will be ready for the Year 2000 date change, and its goal is to have all of its internal systems tested and certified for Year 2000 compliance by the end of 1998. BAMS has completed testing and certification of its back office operation system, all desktop environment and all of its point-of-sale terminal applications. BAMS has not completed testing and certification of its chargeback imaging system, but expects to have that system tested and certified for Year 2000 compliance by September 30, 1998. The testing and certification of its HostLINK(TM) system is currently underway and is expected to be in compliance by year-end 1998.

  The Company has undertaken to review the status of Year 2000 compliance of key suppliers. Letters of certification have been received from all major third-party processing vendors with the exception of the Company's merchant accounting system vendor. A project plan has been received from the merchant accounting system vendor. The Company understands from the merchant accounting system vendor's representative that the internal testing is to be completed and the system handed over to the Company for testing by October 31, 1998. The Company expects to complete its testing and certification by year-end 1998.

  The Company estimates that it will spend a total of approximately $350,000 in preparation for the Year 2000. Of that amount, the Company has spent approximately $200,000 in its compliance efforts, including $40,000 in 1998 year-to-date. The Company does not believe the cost incurred in its Year 2000 compliance efforts will be material in any one quarter. Because of the relatively insignificant costs associated with Year 2000, costs are expensed as they are incurred by the Company. In addition, a significant portion of these costs are not expected to be incremental to the Company but instead will constitute a reassignment of existing internal systems technology resources. At this time, Year 2000 has caused no significant delays or cancellations to any project having a material impact on the financial condition of the Company.

  The Company believes it is taking all appropriate measures to prepare for the Year 2000 date change. Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by businesses and other entities who provide data to, or receive data from the Company, or whose financial condition or operational capability is important to the Company as suppliers or customers. Consequences of a failure of the Company or its key business partners to be Year 2000 compliant include the Company having to resort to voice authorizations and paper draft processing for a portion of its merchants for purposes of maintaining ongoing business. Consequently, no assurances can be made that Year 2000 compliance can be achieved without costs and uncertainties that might have a material adverse effect on the Company's financial condition, business or results of operations.

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

                            PART IIOTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Stockholders on May 7, 1998 ("Annual Meeting"):

  Directors: Each of the following persons was elected as a director of BAMS, to hold office until the 1999 Annual Meeting of Stockholders or until earlier retirement, resignation or removal.

                                                     NUMBER OF VOTES
       DIRECTORS NAME                           FOR                               WITHHELD
       --------------                           ---                               --------
       Sharif M. Bayyari                    335,830,147                             140,933
       Christopher A. Callero               333,930,412                           2,040,668
       Barbara J. Desoer                    335,823,472                             147,608
       Donald R. Dixon                      335,838,147                             132,933
       William E. Fisher                    335,838,147                             132,933
       James G. Jones                       335,823,572                             147,508
       Hatim A. Tyabji                      335,831,372                             139,708

  Auditors: The shareholders ratified the appointment of Ernst & Young LLP, Certified Public Accountants, as independent auditors of the Company for 1997.

                                          NUMBER OF VOTES
                                                               BROKER
                                                                NON-
                                  FOR     AGAINST ABSTENTIONS  VOTES
                                  ---     ------- ----------- -------
       Ernst & Young LLP as
        Independent Auditors  335,957,237   733     13,110       0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

27Financial Data Schedule

(b)Reports on Form 8-K:

  During the second quarter of 1998, the Company filed reports on Forms 8-K dated April 17, 1998 and May 29, 1998. The April 17 report filed, pursuant to
Item 5 of the report, the announcement of a definitive agreement between BankAmerica Corporation (the parent of Bank of America National Trust and Savings Association, which owns 100% of the Company's Class B Common Stock, or approximately 66.6% of the Company's outstanding common stock) and NationsBank Corporation to merge in a stock-for-stock transaction. The May 29 report filed, pursuant to Item 5 and 7(c) of the report, a copy of the Company's May 29, 1998 press release titled "BA Merchant Services (BAMS) to be Merchant processor following merger."

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

                                          BA MERCHANT SERVICES, INC.
                                          (Registrant)

                                          By Principal Executive Officer and
                                          Duly Authorized Signatory:

                                          /s/ Sharif M. Bayyari
                                          -----------------------------------
                                          SHARIF M. BAYYARI
                                          President and Chief Executive
                                           Officer
                                          August 13, 1998

                                          By Principal Financial Officer and
                                          Duly Authorized Signatory:

                                          /s/ James H. Williams
                                          -----------------------------------
                                          JAMES H. WILLIAMS
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Chief Accounting Officer
                                          August 13, 1998

                                 EXHIBIT INDEX

      EXHIBIT
      REFERENCE   DESCRIPTION
      ---------   -----------------------
      27          Financial Data Schedule