Form 10-Q
period 1998-09-30
BA MERCHANT SERVICES INC
filed 1998-11-16
CIK 1024674

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                         Yes     X          No
                               -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class A Common Stock, $0.01 par value      --      16,267,042 outstanding on
                                                     September 30, 1998

  Class B Common Stock, $0.01 par value      --      32,400,000 outstanding on
                                                     September 30, 1998

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

                                     INDEX

                           BA MERCHANT SERVICES, INC.

                                                                                                                     Page
                                                                                                                     ----
                                            PART I FINANCIAL INFORMATION

Item 1.              Financial Statements:
                      Balance Sheet...............................................................................   1
                      Statement of Operations.....................................................................   2
                      Statement of Cash Flows.....................................................................   3
                      Statement of Changes in Stockholders' Equity................................................   4
                      Notes to Financial Statements...............................................................   5
Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations:
                      Highlights..................................................................................   9
                      Results of Operations.......................................................................  11
                      Balance Sheet Review........................................................................  12
                      Liquidity and Capital Resources.............................................................  12
                      Year 2000...................................................................................  13
                      Forward-Looking Statements..................................................................  13

                                              PART II OTHER INFORMATION

Item 6.              Exhibits and Reports on Form-8-K.............................................................  14
                     Signatures...................................................................................  15
                     Exhibit Index................................................................................  16



                                     PART I
                             FINANCIAL INFORMATION

                           BA MERCHANT SERVICES, INC.

                                 BALANCE SHEET
                                   UNAUDITED
                         (DOLLAR AMOUNTS IN THOUSANDS)


Item 1.      Financial Statements

                                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                                1998            1997
                                                                                            ------------     -----------
ASSETS
Current assets:
  Cash and cash equivalents...............................................................     $ 54,409       $ 29,426
  Short-term investments..................................................................       35,564         64,018
  Drafts in transit.......................................................................      108,015        106,463
  Accounts receivable.....................................................................       64,051         63,461
  Other current assets....................................................................        5,253         11,533
                                                                                               --------       --------
     Total current assets.................................................................      267,292        274,901
Property and equipment, net...............................................................       30,145         27,762
Investment in joint venture...............................................................       27,212             --
Goodwill, net.............................................................................        8,162             --
Other assets..............................................................................       21,482         25,422
                                                                                               --------       --------
  Total assets............................................................................     $354,293       $328,085
                                                                                               ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable........................................................................      $    89       $     32
  Merchants payable.......................................................................        6,470          8,058
  Accrued liabilities.....................................................................        7,963          6,050
  Accrued credit card association and interchange fees....................................        8,672          9,192
  Income taxes payable....................................................................        4,033          3,459
  Other current liabilities...............................................................        5,620          9,225
                                                                                               --------       --------
     Total current liabilities............................................................       32,847         36,016
Other liabilities.........................................................................          885            816
                                                                                               --------       --------
  Total liabilities.......................................................................       33,732         36,832
                                                                                               ========       ========
Stockholders' equity:
Class A Common Stock, par value $0.01; authorized 200,000,000 shares; issued and
  Outstanding 16,267,042 shares at June 30, 1998 and 16,253,126 at
  December 31, 1997.......................................................................          162            162
Class B Common Stock, par value $0.01; authorized 50,000,000 shares; issued and
  Outstanding 32,400,000 shares...........................................................          324            324
Additional paid-in capital................................................................      252,861        252,479
Retained earnings.........................................................................       67,372         38,280
Accumulated foreign currency translation adjustments, net of income taxes.................         (158)             8
                                                                                               --------       --------
  Total stockholders' equity..............................................................      320,561        291,253
                                                                                               --------       --------
  Total liabilities and  stockholders' equity.............................................     $354,293       $328,085
                                                                                               ========       ========

                       See Notes to Financial Statements.

                           BA MERCHANT SERVICES, INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                                              ----------------------        ----------------------
                                                                                1998         1997              1998         1997
                                                                              ---------   ----------        ---------   ----------

Net revenue...................................................................  $48,716      $41,192          $135,789     $116,043
                                                                                -------      -------          --------     --------
Operating expense:
  Salaries and employee benefits..............................................   10,082        8,703            29,997       25,209
  Data processing and communications..........................................   10,919        8,332            29,797       24,315
  General and administrative..................................................    5,719        6,105            19,286       18,321
  Depreciation................................................................    4,171        2,869            11,362        7,882
  Amortization of intangibles.................................................      567          106             1,455          327
                                                                                -------      -------          --------     --------
     Total operating expense..................................................   31,458       26,115            91,897       76,054
                                                                                -------      -------          --------     --------
Income from operations........................................................   17,258       15,077            43,892       39,989
Net interest income...........................................................    1,669        2,059             5,416        5,811
                                                                                -------      -------          --------     --------
     Income before income taxes...............................................   18,927       17,136            49,308       45,800
Provision for income taxes....................................................    7,760        7,082            20,216       18,930
                                                                                -------      -------          --------     --------
     Net income...............................................................  $11,167      $10,054          $ 29,092     $ 26,870
                                                                                =======      =======          ========     ========

Earnings per common share.....................................................    $0.23        $0.21             $0.60        $0.55
Diluted earnings per common share.............................................    $0.23        $0.21             $0.60        $0.55


                       See Notes to Financial Statements.

                           BA MERCHANT SERVICES, INC.

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                               September, 30
                                                                                     ---------------------------------
                                                                                           1998              1997
                                                                                     ----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................................        $ 29,092         $ 26,870
Adjustments to net income to arrive at cash provided by operating activities:
  Depreciation......................................................................          11,262            7,882
  Amortization of intangibles.......................................................           1,455              327
  Benefit from deferred income taxes................................................          (1,451)          (1,051)
  Amortization of restricted stock..................................................             323              479
  Amortization of loan fees.........................................................              --              254
  Changes in operating assets and liabilities:
     Decrease (increase) in drafts in transit.......................................          (1,552)          23,755
     Decrease in accounts receivable................................................            (590)         (16,702)
     Decrease (increase) in other current assets....................................           6,280           (7,477)
     Increase in accounts payable...................................................              57            2,189
     Increase in current income taxes payable.......................................             574              821
     Increase in merchants payable..................................................          (1,588)          (8,285)
     Increase in accrued liabilities................................................           1,913            1,278
     (Decrease) increase in accrued credit card association and
       interchange fees.............................................................            (520)           3,632
     Other, net.....................................................................              26            4,769
                                                                                            --------         --------
        Net cash provided by operating activities...................................          45,281           38,741
                                                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..................................................         (13,645)         (12,870)
Purchase of short-term investments..................................................         (11,674)         (71,214)
Maturities of short-term investments................................................          40,128               --
Acquisition of portfolio of merchant processing  contracts..........................              --          (11,000)
Investment in  joint venture........................................................         (35,000)              --
                                                                                            --------         --------
        Net cash provided by (used for) investing activities........................         (20,191)         (95,084)
                                                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in underwriting expense....................................................              --             (165)
Issuance of  common stock...........................................................              59               --
BAC's change in funding.............................................................              --          (26,483)
                                                                                            --------         --------
        Net cash used for financing activities......................................              59          (26,648)
                                                                                            --------         --------

EXCHANGE RATE EFFECT ON CASH AND CASH EQUIVALENTS...................................            (166)            (236)
                                                                                            --------         --------

Increase in cash and cash equivalents...............................................          24,983          (83,227)
Cash and cash equivalents at beginning of period....................................          29,426          138,413
                                                                                            --------         --------
Cash and cash equivalents at end of period..........................................        $ 54,409         $ 55,186
                                                                                            ========         ========


                       See Notes to Financial Statements.

                           BA MERCHANT SERVICES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                                            NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                    ---------------------------
                                                                                        1998           1997
                                                                                    ------------   ------------
(dollar amounts in thousands)
CLASS A COMMON STOCK:
Balance at beginning of period..................................................    $    162       $    162
Issuance of additional stock....................................................          --             --
                                                                                    --------       --------
    Balance at end of period....................................................         162            162

CLASS B COMMON STOCK:
Balance at beginning of period..................................................         324            302
Issuance of additional common stock.............................................          --             22
                                                                                    --------       --------
    Balance at end of period....................................................         324            324

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of period..................................................     252,479        249,622
Amortization of unvested portion of restricted stock............................         323            479
Additional underwriting expenses................................................          --           (165)
Issuance of additional common stock.............................................          59          2,462
                                                                                    --------       --------
    Balance at end of period....................................................     252,861        252,398

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
Balance at beginning of period..................................................           8             --
Translation adjustments.........................................................        (166)          (236)
                                                                                    --------       --------
    Balance at end of period....................................................        (158)          (236)

RETAINED EARNINGS:
Balance at beginning of period..................................................      38,280          2,039
Net income......................................................................      29,092         25,786
                                                                                    --------       --------
    Balance at end of period....................................................      67,372         27,825

BAC'S EQUITY INTEREST:
Balance at beginning of period..................................................          --         27,883
Net income......................................................................          --          1,084
Transfer of net assets from BAC in exchange for
    Class B common stock........................................................          --         (2,484)
BAC's change in funding.........................................................          --        (26,483)
                                                                                    --------       --------
    Balance at end of period....................................................          --             --
                                                                                    --------       --------

      Total stockholders' equity end of period..................................    $320,561       $280,473
                                                                                    ========       ========

                      See Notes to Financial Statements.

                           BA MERCHANT SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

Note 1--Description of Business, Organization and Basis of Presentation

  Description of Business - BA Merchant Services, Inc. ("BAMS" or the "Company") provides an array of payment processing and related information products and services to merchants throughout the United States and certain Asian countries who accept credit, charge and debit cards as payment for goods and services. BAMS is one of the largest processors of merchant debit and credit card transactions in the United States.

  Organization and Domestic Operations - BAMS was incorporated on October 11, 1996 and commenced operations December 4, 1996, upon the transfer by Bank of America National Trust & Savings Association (the "Bank") and Bank of America NW, National Association ("BANW", formerly Seattle-First National Bank) of their respective United States merchant processing businesses to BAMS in consideration for 30.2 million shares of Class B Common Stock. Effective January 1, 1997, BANW was merged into the Bank. The Bank is a wholly owned subsidiary of BankAmerica Corporation ("BAC"). References to "BAC" in these financial statements and notes thereto shall be deemed to be references to BankAmerica Corporation and its subsidiaries and affiliates, including the Bank and, prior to January 1, 1997, BANW.

  During December 1996, BAMS issued 16.1 million shares of Class A Common Stock in underwritten initial public offerings which generated net cash proceeds of $232.9 million.

  Asian Operations - On June 2, 1997, BAMS acquired BAC's merchant processing business in Thailand (net assets of approximately $91,000) in consideration for 150,000 shares of Class B Common Stock. On July 1, 1997, BAMS acquired BAC's merchant processing business in the Philippines (net assets of approximately $153,000) in consideration for 550,000 shares of Class B Common Stock. On September 30, 1997, BAMS acquired BAC's merchant processing business in Taiwan and merchant processing administrative office in Hong Kong (net assets of approximately $2.2 million) in consideration for 1,500,000 shares of Class B Common Stock. The acquisition of these entities will be collectively referred to as the "Asia Acquisitions". With the issuance by BAMS of additional shares of Class B Common Stock to BAC in connection with the Asia Acquisitions, BAC's financial interest in BAMS increased from 65.0% to 66.6%. On October 31, 1998, the Company closed its merchant processing operations in Thailand. For the first nine months of 1998, the Company's operations in Thailand lost approximately $0.3 million after tax.

  NationsBank Corporation Merger - On April 13, 1998, BAC and NationsBank Corporation ("NBC") announced a definitive agreement to merge in a stock-for-stock transaction. The merger closed on September 30, 1998. For further disclosure, see Management's Discussion and Analysis of Financial Condition and Results of Operations - "Highlights" on page 9.

   Basis of Presentation - The unaudited financial statements of BAMS are prepared in conformity with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. All such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements included in BAMS' Annual Report on Form 10-K for the year ended December 31, 1997. Results for the interim periods should not be considered indicative of results to be expected for the full year.

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

                           BA MERCHANT SERVICES, INC.

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


NOTE 2--INCOME TAXES

  The following is a summary of the components of income tax expense:

                                                                          THREE MONTHS                    NINE MONTHS
                                                                            ENDED                           ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 ---------------------------     --------------------------
                                                                      1998            1997            1998           1997
                                                                 ------------     ----------     -----------    -----------
Provision for income taxes:
        Federal..............................................          $5,870         $5,208         $15,182        $13,931
        State................................................           1,718          1,597           4,443          4,269
        Foreign..............................................             172            277             591            730
                                                                       ------         ------         -------        -------
             Total...........................................          $7,760         $7,082         $20,216        $18,930
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

                           BA MERCHANT SERVICES, INC.

during the period including the dilutive effect of stock options and warrants outstanding during the period. The dilutive effect of stock options and warrants outstanding during the period is computed using the average market price of the Company's common stock for the period.

  Earnings per share for the three and nine month periods ended September 30, 1997 has been computed by dividing net income by the weighted average number of common shares outstanding assuming the stock issued in the Asia Acquisitions had been outstanding since January 1, 1994. The earnings per common share amount for each period presented below is the same as the diluted earnings per common share amount presented for the respective period.

                                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     -----------------------------     ---------------------------
                                                                          1998             1997             1998            1997
                                                                     ------------     ------------     -----------     -----------
(amounts in thousands, except earnings per share data)
    Net income....................................................        $11,167          $10,054         $29,092         $26,870
    Average number of  common shares outstanding and common
      stock equivalents............................................        48,751           48,787          48,783          48,730
    Diluted earnings per common share..............................       $  0.23          $  0.21         $  0.60         $  0.55

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

                           BA MERCHANT SERVICES, INC.

The following is a summary of the components of total comprehensive income, net of related income taxes:


                                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                                   ------------------------------      ----------------------------
                                                                         1998              1997             1998             1997
                                                                   ------------      ------------      -----------      -----------
    Net income..............................................            $11,167           $10,054          $29,092          $26,870
    Foreign currency translation adjustment.................                (33)             (283)            (158)            (236)
                                                                        -------           -------          -------          -------
         Total comprehensive income.........................            $11,134           $ 9,771          $28,934          $26,634
                                                                        =======           =======          =======          =======

NOTE 6--INVESTMENT IN JOINT VENTURE

   During the third quarter, the Company entered into an agreement to invest in a new limited liability company ("LLC") with First Data Financial Services, LLC and Global Cash Access. The joint venture will provide cash advance and related services to the gaming business. The Company invested $35 million in cash, in addition to its interest in existing gaming contracts and gaming related assets, for a 21 percent ownership in the LLC. The Company recorded assets in its investment in the joint venture in the amount of $27.2 million. The difference is goodwill, which represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with the above transaction. Goodwill is amortized on a straight-line basis over 15 years. For further disclosure, see Management's Discussion and Analysis of Financial Condition and Results of Operations--"Highlights" on page 9.


NOTE 7--SUBSEQUENT EVENT

   On October 22, 1998, at a meeting of the Board of Directors of the Company, a representative of the Bank presented a proposal to the Board of Directors of the Company regarding the possible acquisition for cash of all of the outstanding shares of Class A Common Stock of the Company. The Bank indicated at the meeting a willingness to acquire such shares at a cash price per share of $15.50.

   At the October 22, 1998 Board Meeting, the Board of Directors appointed a Committee of the Board of Directors comprised of individuals who are unaffiliated with the Bank and BAC. The Committee was empowered to review and evaluate the proposal made by the Bank and to engage special counsel and any other experts necessary to advise and aid the Committee in reviewing the proposal. For further disclosure, see Management's Discussion and Analysis of Financial Condition and Results of Operations--"Highlights" on page 9.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company has focused its marketing efforts on small and medium sized merchants due to lower acquisition costs, higher ongoing profitability and higher retention. The strategy has historically fit well with the Company's competitive advantage from its relationship with Bank of America.

  The Company will continue to refine its strategic focus by leveraging four key opportunities:

  First, extend the Company's marketing programs to the approximately 2,800 new full service banking centers which the Company can access as a result of the merger of Bank of America and NationsBank; second, focus sales efforts on value creating merchant accounts; third, utilize a more refined account valuation model to actively manage the Company's existing portfolio; and finally, continue to explore opportunities for expense reductions.

  The recently completed merger between BAC and NationsBank provides the Company with access to 2,800 additional full service banking centers, approximately 900,000 additional business banking relationships and significantly expanded On-Us capabilities. This will require recruiting and retaining new skilled sales associates and, likely, opening a regional sales and customer service facility in the Southeast. There can be no assurance that the Company will continue its current relationship as the principal merchant processing servicer for the combined organization or that the relationship will be profitable to the Company.

  The Company has historically focused its sales efforts on small and medium sized markets. The Company is increasing its sales efforts on businesses in this size range through a combination of life-of-relationship pricing strategies, sales incentives and joint marketing programs with Bank of America. Portfolio management responsibilities and compensation of the portfolio account managers will also be focused on retaining and growing merchant relationships in this market segment.

  The Company intends to maintain its focus on controlling expenses. The installation of HostLink II, the Company's enhanced in-house transaction processing system, will allow the Company to move merchants from third party vendors to the more cost-efficient HostLink system, providing the potential for additional cost per transaction savings to the Company.

  The Company faces market risks from potential economic downturns which could affect growth in retail transaction volumes or increase losses from chargebacks and further currency devaluation. Further, the Company may not be successful in implementing its strategies. Risk could also arise in unforeseen delays in Year 2000 compliance efforts, inability of the Company to hire or retain qualified sales staff and continued industry-wide compression in pricing margins.

HIGHLIGHTS

  On April 13, 1998, BankAmerica Corporation (BAC) and NationsBank Corporation
(NBC) announced a definitive agreement to merge in a stock-for-stock transaction. The merger closed on September 30, 1998. Under various contractual agreements with BAC (described on page 7 of the Company's Annual Report on Form 10-K under "Relationship with BankAmerica and the Bank"), the Company has access to BAC's client base, the Bank of America name and trademarks, the implementation of On-Us transaction processing and marketing, the Bank's distribution channels, and credit and debit card association and network sponsorships.

  On May 29 1998, the Company announced that BAC and NBC had jointly determined that the Company will be the principal merchant processing servicer for the combined organization following the merger. The new BAC franchise will have approximately 4,800 retail branches in twenty-two states. The Company believes the opportunity to be the principal merchant acquirer for new business with access to the extended BAC retail branch network may be a significant source of potential revenue growth for the Company. However, the Company cannot at this time estimate the impact this may have on its financial position or results of operation. NBC previously offered merchant processing services through a minority-owned interest in a venture with another merchant processing provider. On November 13, 1998, BAC announced it had signed a letter of intent to sell its minority interest to its venture partner. At this time, the Company cannot determine what impact, if any, the proposed sale may have on its financial position or results of operations.

  On July 9, 1998, the Company entered into an agreement to invest in a new limited liability company ("LLC") with First Data Financial Services, LLC and Global Cash Access ("Global"). The joint venture will provide cash advance and related services, as described below, to the gaming business. The Company received its required regulatory approval and made its investments in the LLC on September 10, 1998. The name of the new entity is BMCF Gaming, LLC. The Company invested $35 million in cash, plus all interest earned during the escrow period of July 9, 1998 to September 10, 1998, in addition to its interest in existing gaming contracts and gaming-related assets, for a 21 percent ownership in the LLC. The LLC will provide the following services in gaming areas and to gaming establishments and/or patrons at gaming establishments: a) credit and debit card cash advance services, b) ATM Services, c) development and operation of a cashless gaming system for use in slot machines and similar gaming devices by gaming patrons, d) check verification and guarantee services at gaming establishments, e) operations of financial services booths located on the premises of gaming establishments, and f) single system financial services authorization platforms to be utilized by gaming establishments.

  On October 31, 1998, the Company closed its merchant processing operations in Thailand. For the first nine months of 1998, the Company's operations in Thailand lost approximately $0.3 million after tax. The Company's financial results for third quarter, 1998 includes a $260,000 pre-tax charge to pay for closure-related costs.

  On October 22, 1998, at a meeting of the Board of Directors of the Company, a representative of the Bank presented a proposal to the Board of Directors of the Company regarding the possible acquisition for cash of all of the outstanding shares of Class A Common Stock of the Company. The Bank indicated at the meeting a willingness to acquire such shares at a cash price per share of $15.50.

  The Bank's proposed transaction, as currently presented, would be structured as a merger. Consummation of the transaction would be subject to negotiation of a definitive agreement, the approval of the Board of Directors and the stockholders of the Company, as well as other customary conditions, including any necessary regulatory approvals. The Bank however has the option to acquire shares of Class A Stock on a basis other than a merger, including by a tender offer or otherwise.

  At the October 22, 1998 Board meeting, the Board of Directors appointed a Committee of the Board of Directors comprised of individuals who are unaffiliated with the Bank and BAC. The Committee was empowered to review and evaluate the proposal made by the Bank and to engage special counsel and any other experts necessary to advise and aid the Committee in reviewing the proposal. The Board of Directors, in a meeting held on November 10, 1998, further defined the Committee's role to include, among other matters, advising the Board of Directors on the Bank's proposal, engaging in negotiations with the Bank with respect to the proposal and taking such further actions as the Committee may deem appropriate. The Committee has retained legal counsel and investment bankers to assist it in fulfilling its responsibilities.

  The Bank is the record owner of all of the Company's currently outstanding Class B shares, which represents approximately 66.6% of the outstanding Class A and Class B Common Stock of the Company and approximately 95.2% of the combined voting power of the two classes of common stock. One share of Class B Common Stock is convertible into one share of Class A Common Stock under conditions set forth in the Company's Amended and Restated Certificate of Incorporation.

     At this time, the Company cannot determine the outcome of the negotiations including the price and other terms of any transaction or whether a transaction will be completed.


RESULTS OF OPERATIONS

THIRD QUARTER REVIEW

     Net Revenue - For the three month period ended September 30, 1998, net revenue was $48.7 million, up $7.5 million, or 18 percent over the three month period ended September 30, 1997. The increase was primarily attributable to a $1.8 billion or 21 percent increase in sales volume processed over the comparable prior year quarter. Increased sales volume resulted primarily from growth in the Company's merchant base through continued emphasis on marketing and sales growth, including expansion into new sales territories. The growth rate in net revenue was lower than that for sales volume processed primarily as a result of greater sales volume growth in lower spread business (debit card and high volume merchants) and to a lesser degree, declining spreads in existing business consistent with historical competitive trends in the merchant processing industry.

  Operating Expense - Total operating expense was $31.5 million for the third quarter of 1998, an increase of $5.3 million, or 20 percent over the same period a year ago. On the same comparative basis, salaries and employee benefits increased $1.4 million or 16 percent, reflecting growth in direct sales staff and related support personnel. Data processing and communications expense increased $2.6 million, or 31 percent. This increase was primarily related to higher authorization expense and data processing contract services related to growth in transaction volume, net of reductions in other data processing costs as a result of the conversion of United States merchants from the old transaction processing system to HostLINK(TM) during the second quarter of 1997. Depreciation expense increased $1.3 million or 45 percent primarily due to the acquisition of merchant processing terminals required for the Company's expanded merchant base. Amortization of intangibles increased $0.5 million related to amortization of the portfolio of merchant processing contracts acquired in September 1997.

  Net Income - The Company earned net income of $11.2 million for the third quarter of 1998, an increase of $1.1 million or 11 percent over the same period a year ago. Net income from domestic operations for the third quarter of 1998 increased approximately $1.4 million or 14 percent over the comparable quarter in 1997. This improvement was a result of an increase in domestic net revenue of $7.9 million or 21 percent over the third quarter of 1997 on an increase in sales volume processed of $1.8 billion or 21 percent. Third quarter 1998 net income from the Company's Asian operations decreased 49 percent as compared to the third quarter of 1997, primarily related to a 15 percent decrease in net revenue, reflecting both increased competition and the area's economic turmoil.

NINE MONTH REVIEW

  Net Revenue - Net revenue was $135.8 million for the first nine months of 1998, up 17 percent over the 1997 comparable period. Sales volume processed for the nine months ended September 30, 1998 was $29.8 billion, an increase of $5.7 billion or 24 percent over the first nine months of 1997. The net revenue percentage growth rate was lower than the sales volume processed growth rate for the third quarter of 1998 for the same reasons discussed above.

  Operating Expense - Total operating expense for the first nine months of 1998 was $91.9 million, up 21 percent over the 1997 comparable period. On the same comparative basis, salaries and employee benefits increased $4.8 million (19 percent), data processing and communications increased $5.5 million (23 percent), general and administrative increased $1.0 million (5 percent), depreciation increased $3.5 million (44 percent) and amortization of intangibles increased $1.1 million. Increases in those expense categories were substantially due to the same reasons cited for the third quarter expense comparisons above. The Company has decreased expense per transaction from $.34 in 1993 to $.18 for the first nine months in 1998.

  Net Income - The Company earned net income of $29.1 million for the first nine months of 1998, an increase of $2.2 million or 8 percent over the same period a year ago. Net income from domestic operations for the 1998 period was $28.7 million, an increase of $3.2 million or 13 percent over the comparable 1997 period. This improvement was the result of an increase in domestic net revenue of $22.2 million or 21 percent over the comparable 1997 period on an increase in sales volume processed of $5.7 billion or 25 percent. Net income from the Company's Asian operations for the first nine months of 1998 decreased 70 percent from the same period in 1997 reflecting both increased competition and the area's economic turmoil.

BALANCE SHEET REVIEW

  The Company's assets totaled $354.3 million as of September 30, 1998, up $26.2 million from December 31, 1997. The balances in cash and cash equivalents, short-term investments, drafts in transit and merchants payable can fluctuate greatly depending on the day of the week in which the reporting period ends.
The timing of payments received from credit card associations and debit card networks, remittances to merchants and weekend processing influence these balances. While the individual balances in these accounts at September 30, 1998 were significantly different from the balances at December 31, 1997, the net total of these combined accounts was $191.5 million at September 30, 1998, versus $191.8 million at December 31, 1997. Investment in joint venture increased $27.2 million since December 31, 1997 as a result of the investment in BMCF Gaming, LLC.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated net cash from operating activities of $45.3 million and $38.7 million for the nine month periods ended September 30, 1998 and 1997, respectively. The net cash provided by operating activities for the 1998 period was primarily related to net income adjusted for non-cash depreciation and amortization of $41.8 million. Prior to the time BAC transferred its merchant processing businesses to the Company, funds generated by the Company's operations and not used for investments were remitted to BAC.

  Working capital decreased by $4.4 million to $234.4 million at September 30, 1998. The Company anticipates that its cash and cash equivalent and short-term investment balances will be adequate for funding the daily cash needs of the business as well as for acquisitions, strategic technology investments and the funding of research and product development.

  The Company has a commitment for a $100 million revolving line of credit with Bank of America expiring May 31, 1999. Borrowings outstanding under the commitment amounted to $1.8 million as of September 30, 1998.

YEAR 2000

   Because computers frequently use only two digits to recognize years, on January 1, 2000, many computer systems, as well as any equipment that uses embedded computer chips, may be unable to distinguish between 1900 and 2000. If not remediated, this problem could create system errors and failures resulting in the disruption of normal business operations. Since the Year 2000 is a leap year, there could also be business disruptions as a result of the inability of many computer systems to recognize February 29, 2000.

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

   The Company expects that it will be ready for the Year 2000 date change, and its goal is to have all of its internal systems tested and certified for Year 2000 compliance by the end of 1998. BAMS has completed testing and certification of its back office operation system, all desktop environments and all of its point-of-sale terminal applications. BAMS has not completed testing and certification of its chargeback imaging system, but expects to have that system tested and certified for Year 2000 compliance by November 30, 1998. The testing and certification of its HostLINK system has been completed.

   The Company has undertaken to review the status of Year 2000 compliance of key suppliers. Letters of certification have been received from all major third-party processing vendors with the exception of Total Systems. A project plan has been received from Total Systems. The Company has been conducting internal testing on Total Systems since October 19, 1998. The Company expects to complete its testing and certification by year-end 1998.

   The Company estimates that it will spend a total of approximately $350,000 in preparation for the Year 2000. Of that amount, the Company has spent approximately $240,000 in its compliance efforts, including $80,000 in 1998 year-to-date. The Company does not believe the cost incurred in its Year 2000 compliance efforts will be material in any one quarter. Costs are expensed as they are incurred by the Company. At this time, Year 2000 has caused no significant delays or cancellations to any project having a material impact on the financial condition of the Company.

   The Company is taking inventory of equipment that uses embedded computer chips (i.e., "non-information technology systems" or "Infrastructure") and is in the process of scheduling remediation or replacement of this Infrastructure, as necessary. Examples of Infrastructure include building security systems, fire alarm systems, identification and access cards, date stamps and elevators.

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


FORWARD-LOOKING STATEMENTS

   This report contains forward-looking statements, usually containing the words "estimate", "project", "expect" or similar expressions. These statements are subject to uncertainties, including those discussed in this report and in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Forward-Looking Statements" in BAMS' Annual Report on Form 10-K for the year ended December 31, 1997, that could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

  PART II    OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)  Exhibits:

     27   Financial Data Schedule

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


                              BA MERCHANT SERVICES, INC.
                              (Registrant)


                              By Principal Executive Officer and
                              Duly Authorized Signatory:


                              /s/ Sharif M. Bayyari
                              ----------------------------------------
                              SHARIF M. BAYYARI
                              President and Chief Executive Officer
                              November 13, 1998



                              By Principal Financial Officer and
                              Duly Authorized Signatory:


                              /s/ James H. Williams
                              ----------------------------------------
                              JAMES H. WILLIAMS
                              Executive Vice President, Chief Financial Officer and Chief Accounting Officer
                              November 13, 1998

                                 EXHIBIT INDEX


EXHIBIT
REFERENCE     DESCRIPTION
---------     -----------

27            Financial Data Schedule