Form 10-K405
period 1998-12-31
BA MERCHANT SERVICES INC
filed 1999-03-31
CIK 1024674

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the fiscal year ended December 31, 1998
                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                For the transition period from        to

                       Commission file number: 1-12365.

                          BA MERCHANT SERVICES, INC.
            (Exact name of registrant as specified in its charter)


        Delaware           One South Van Ness Avenue        94-3252840
     (State or other    San Francisco, California 94103   (I.R.S. Employer
     jurisdiction of             415-241-3390            Identification No.)
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
                                 Yes  X    No
                                     ----     ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to thisForm 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price on the consolidated transaction reporting system on March 10, 1999, was $333.2 million.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 10, 1999.

 Class A Common Stock, $0.01 par value--16,252,027 shares outstanding on March
                                        10, 1999.
 Class B Common Stock, $0.01 par value--32,400,000 shares outstanding on March
                                        10, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                                     PART I

 Item 1.  Business
          General........................................................     2
          Description of Business........................................     2
          BankAmerica and NationsBank Merger.............................     3
          The Company's Merger with BankAmerica..........................     3
          Proposed Divestiture of the Company's Taiwan Operations........     4
          Products.......................................................     4
          New Product Initiatives........................................     6
          Merchant Customer Base.........................................     7
          Technology.....................................................     7
          Relationship with BankAmerica and the Bank.....................     8
          Competition....................................................     9
          Supervision and Regulation.....................................    10
          Certain State Tax Issues.......................................    10
          Seasonality....................................................    10
          Employees......................................................    11
 Item 2.  Properties.....................................................    11
 Item 3.  Legal Proceedings..............................................    11
 Item 4.  Submission of Matters to a Vote of Security Holders............    11

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    12
          Dividend Policy................................................    12
          Description of Capital Stock...................................    12
 Item 6.  Selected Financial Data........................................    14
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    15
          Overview.......................................................    15
          Highlights.....................................................    15
          Results of Operations..........................................    16
          Balance Sheet Review...........................................    18
          Liquidity and Capital Resources................................    18
          Operating Strategy.............................................    18
          Year 2000......................................................    19
          Forward-Looking Statements.....................................    20
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    21
 Item 8.  Financial Statements and Supplementary Data....................    22
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    41

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    41
 Item 11. Executive Compensation.........................................    44
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    47
 Item 13. Certain Relationships and Related Transactions.................    50

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.............................................................   52
 Signatures...............................................................   55

Item 1. Business

General

  Organization and Use of Proceeds from Initial Public Offerings - BA Merchant Services, Inc. (the Company) was incorporated in October 1996. At the close of business on December 3, 1996, the merchant processing business of Bank of America NT&SA (the Bank), a multi-state operation based in California, and the merchant processing business of Bank of America NW, National Association (formerly Seattle-First National Bank) (BANW), located principally in the State of Washington, were transferred to the Company. At December 31, 1996, both the Bank and BANW were subsidiaries of BankAmerica Corporation, a Delaware corporation (referred to herein as BAC when the context refers to such corporation prior to its merger with NationsBank Corporation, as described below under "--BankAmerica and NationsBank Merger"). On
January 1, 1997, BANW was merged into the Bank. References in this report to BankAmerica shall be deemed to be references to BankAmerica Corporation and its subsidiaries and affiliates, including the Bank, unless the context otherwise requires.

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

  During the second and third quarters of 1997, the Company acquired BAC's merchant processing businesses in Thailand, the Philippines and Taiwan and its merchant processing administrative office in Hong Kong in consideration for a total of 2.2 million shares of Class B Common Stock. The acquisition of these entities is collectively referred to herein as the "Asia Acquisitions". The Company provided approximately $33.0 million of the proceeds from the Offerings to fund the regulatory and working capital requirements of the Asia Acquisitions.

  As a result of the completion of the Offerings and subsequent Asia Acquisitions, BankAmerica, which indirectly owns 100 percent of the outstanding Class B Common Stock of the Company, owns approximately 66.6 percent of the economic interest of the Company. BankAmerica's economic ownership represents approximately 95.2 percent of the combined voting power of the Company.

Description of Business

  The Company provides an array of payment processing and related information products and services to merchants throughout the United States and certain Asian countries who accept credit and charge cards (collectively "credit cards") and debit cards as payment for goods and services. According to published industry sources, the Company is the fifth largest processor of merchant credit card transactions and one of the largest processors of debit card transactions in the United States.

  The Company provides its products and services to a client base of merchants in a wide variety of industries, including general retailers, restaurants and supermarkets. The Company's clients are comprised of large multi-regional chains, middle-market merchants, and small merchants that collectively operate from approximately 229,000 locations as of year-end 1998. The Company markets its products and services to merchants directly and also indirectly through BankAmerica's branch network and product distribution system. In addition, the Company has increased its client base as well as its transaction volume through the use of agent banks and independent sales organizations (ISOs) that enlist merchant clients on its behalf. The Company continually invests in technology, research, and product development and emphasizes excellent client service in the delivery of its products and services.

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

  The Company experienced substantial growth in its transaction volume, net revenue and net income during the three years ended December 31, 1998, principally through internally generated growth. The number of card transactions processed by the Company increased from 386.2 million for the year ended December 31, 1996 to 713.9 million for the year ended December 31, 1998. During the same periods, the Company's net revenue increased from $138.8 million to $188.4 million and net income increased from $27.4 million to $36.7 million.

BankAmerica and NationsBank Merger

  On April 13, 1998, BAC and NationsBank Corporation (NBC) announced a definitive agreement to merge in a stock-for-stock transaction. On May 29, 1998, the Company announced that BAC and NBC had jointly determined that the Company would be the principal merchant processing servicer for the combined organization following the merger. NBC previously offered merchant processing services through a minority interest in a venture with another merchant processing provider. The merger of BAC and NBC was consummated on September 30, 1998. On November 13, 1998, BankAmerica announced it had signed a letter of intent to sell its minority interest in such venture to its venture partner, and the sale was completed on December 18, 1998.

  The new BankAmerica franchise has approximately 4,800 retail branches in 22 states. Under various contractual agreements with BankAmerica, the Company has access to BankAmerica's client base, the Bank of America name and trademarks, the implementation of "On-Us" transaction processing and marketing, the Bank's distribution channels, and credit and debit card association and network sponsorships. The Company believes the opportunity to be the exclusive merchant acquiror for new business with access to BankAmerica's client base will be a significant source of growth for the Company. However, the Company cannot at this time estimate the impact this may have on its financial position or results of operations.

The Company's Merger with BankAmerica

  On December 22, 1998, BankAmerica and the Company jointly announced the execution of an Agreement and Plan of Merger (Merger Agreement), pursuant to which a wholly owned subsidiary of BankAmerica will be merged with and into the Company. A Special Meeting of Stockholders for the purpose of considering the approval and adoption of the Merger Agreement has been scheduled for April 28, 1999. If the Merger Agreement is approved and adopted by the Company's stockholders and the merger becomes effective, each share of Class A Common Stock of the Company outstanding immediately prior to the merger (except for shares as to which appraisal rights have been perfected) will be converted into the right to receive $20.50 in cash, without interest thereon. Approval and adoption of the Merger Agreement requires the affirmative vote of the holders of a majority of the Company's outstanding shares of Class A Common Stock and Class B Common Stock, voting as a single class. As of March 26, 1999 (the record date established for the Special Meeting of Stockholders) BankAmerica, directly or indirectly, owned 100% of the outstanding Class B Common Stock, which, on that date, represented approximately 66.6% of the economic ownership of the Company and approximately 95.2% of the combined voting power of the Company. Therefore, BankAmerica has sufficient voting power to approve and adopt the Merger Agreement, regardless of the vote of any other stockholder. In the Merger Agreement, BankAmerica has agreed to vote in favor of the merger provided that the recommendation of the Special Committee of the Company's Board of Directors with respect to the merger is not revoked, modified or qualified in a manner adverse to BankAmerica. It is anticipated that the merger would be consummated as soon as practicable following receipt of stockholder approval. Subsequent to the merger, the Company will operate as a wholly owned subsidiary of the Bank. See also "Management's Discussion and Analysis of Financial Condition and Results of Operation--Highlights."

  Subsequent to the announcement by BankAmerica and the Company on October 22, 1998, that BankAmerica was offering to acquire through merger each outstanding share of Class A Common Stock for $15.50 per share in cash, three putative class actions were filed in the Court of Chancery of the State of Delaware. Each of these actions challenged the terms of BankAmerica's initial proposal, named as defendants certain present and former directors of the Company, the Company and BankAmerica and allege that these named defendants breached their fiduciary duties to the public stockholders of the Company. On December 22, 1998, counsel to BankAmerica, the Company and the other defendants entered into a Memorandum of Understanding with counsel to the plaintiffs in such cases for the settlement thereof, subject to court approval and certain other conditions. On February 9, 1999, BankAmerica, the Company and the other defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation") with counsel to the plaintiffs in such cases for the settlement thereof. A hearing to consider approval of the settlement and the attorneys' fee request of plaintiffs' counsel was held on March 18, 1999 (the "Settlement Hearing"). At the Settlement Hearing, an Order and Final Judgment was entered, wherein it is provided, in accordance with the Stipulation, that the Lawsuit is dismissed with prejudice. Fees and expenses were awarded to the plaintiffs' counsel in the amount of $1.1 million and approximately $35,000, respectively. The effective date of the settlement provided by the Stipulation will occur five days after the later of (i) the consummation of the Merger, which will occur after the Special Meeting of Stockholders, and (ii) the Order and Final Judgment of March 18, 1999 becoming final, which, in the absence of an appeal, will occur on April 19, 1999.

PROPOSED DIVESTITURE OF THE COMPANY'S TAIWAN OPERATIONS

  On December 9, 1998, BankAmerica announced a plan to divest certain of the assets and businesses of BankAmerica and its affiliates which are located in various countries in Asia, including possibly certain assets and businesses located in the Republic of China. The proposed sale of such Asian operations, including possibly the assets and business of the Company located in the Republic of China (Taiwan Business), arose, in part, as a consequence of the merger of BAC and NBC (BAC/NBC Merger), and the post-merger evaluation of the strategic and economic significance of BankAmerica's varied business operations. The Company's Merger Agreement with BankAmerica provides that the Taiwan Business may, at the election of BankAmerica, be included within certain assets and businesses of BankAmerica or its affiliates which may be the subject of divestitures by BankAmerica or its affiliates after the date of the Merger Agreement. BankAmerica has agreed to consult with the Company in connection with such divestitures and has further agreed that the Company shall be entitled to receive its allocable proportion of the consideration received by BankAmerica and its affiliates for such Asian assets.

  In the event that the Merger Agreement is terminated for any reason and the divestiture of the Taiwan Business is consummated on terms resulting in the consideration receivable under the Merger Agreement by the Company being less than the market value of the securities of the Company issued to BankAmerica in connection with the Company's acquisition of the Taiwan Business, BankAmerica has agreed to pay the Company the difference between such market value and the consideration receivable therefor.

PRODUCTS

  The Company offers a broad selection of products and services related to payment processing. Through proprietary and third-party licensed software applications and equipment, the Company provides electronic authorization and settlement services for all major credit, charge and debit card brand transactions. Additionally, the Company provides an array of value-added services in connection with its processing systems including data capture and reporting, billing dispute resolution, merchant marketing programs and a variety of specialty industry applications.

  Electronic Authorization Services - The Company provides electronic transaction authorization services for all major credit and debit cards. Authorization generally involves approving a cardholder's purchase at the point of sale after verifying that the card is not lost or stolen and the transaction amount is within the cardholder's credit or account limit. The Company utilizes third-party national authorization networks available on a subscription basis to confirm such information. In the case of certain On-Us transactions (those transactions originated in California involving debit cards issued by BankAmerica), the Company obtains the necessary authorization directly from BankAmerica, thus avoiding third-party authorization networks and the related fees. In the event that a merchant is not able to connect with the electronic network, the Company provides access to voice authorization and automated voice response that is available 24 hours a day, seven days a week.

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

  Settlement, Clearing and Accounting Services - The Company processes transactions for settlement, forwards transaction data to credit card associations for payment, and provides daily payments to merchants. The settlement process involves managing a record of each merchant's transactions and transferring funds for payment from the card issuer to the merchant. Transaction information is transmitted by the Company, or a third-party merchant accounting provider, to the card-issuing bank through the card association, such as Visa(R) or MasterCard(R). The Company then arranges for funds to be transferred to the merchant's bank account via Automated Clearing House (ACH) or Fedwire transfer, or via BankAmerica's internal deposit systems in the event the merchant has a BankAmerica deposit account.

  Billing Dispute Resolution Services - The Company assists merchants in investigating and resolving billing disputes with their clients.

  Terminal Services - The Company rents and sells point-of-sale (POS) terminals to its merchant clients. The Company customizes and regularly updates the software that drives the terminals and provides terminal maintenance services.

  Client Service and Support - The Company maintains a telephone call-in service staffed by client service representatives which is available 24 hours a day, seven days a week. Representatives provide technical support for merchants for all of the Company's products and services.

  Merchant Marketing Programs - The Company and BankAmerica jointly offer a number of services designed to allow merchant clients to target and reward retail BankAmerica clients who are frequent customers of a merchant. Through joint marketing programs of BankAmerica and the Company, merchants are able to communicate directly with BankAmerica retail clients through advertising, statement messages and inserts, transaction receipts, newsletters and direct mail.

  Specialty Applications - The Company also provides products and services tailored to the needs of individual merchants or a particular industry. In the retail industry, a variety of products are offered to support different types of equipment at the point-of-sale, including POS terminals, electronic cash registers and personal computers. For restaurants, the Company offers products that assist merchants in managing the entry and distribution of tips to servers. For lodging establishments, the Company offers products which assist such establishments in managing the unique circumstances that result from numerous types of transaction activity occurring over a period of days. The Company offers additional products to support supermarkets and large-volume/low-dollar-amount merchants who find it economically beneficial to process transactions in batches rather than individually. For very small merchants, the Company offers voice authorization and the deposit of paper drafts at BankAmerica or agent bank branches. These products are supported through a variety of arrangements that involve the use of the Company's internal authorization and capture system or third-party authorization and capture systems.

  Quasi-Cash Access - In 1997, the Company introduced a new product which enables customers of gaming establishments to use their credit cards and debit cards at automated terminals to obtain authorization for negotiable drafts which are redeemable for cash at the gaming establishment. The Company expanded its quasi-cash access product line during the second quarter of 1998 by offering Casino Cash Plus(R) through the Bank's automated teller machines
(ATMs) in gaming locations. On July 9, 1998, the Company entered into an agreement to invest in a new limited liability company (LLC) with First Data Financial Services, LLC and Global Cash Access to provide cash advance and related services to the gaming industry. The Company invested $35 million in cash, plus all interest earned during the escrow period of July 9, 1998 to September 10, 1998, in addition to its interest in existing gaming contracts and gaming related assets, for a 21 percent ownership interest in the LLC.

New Product Initiatives

   During 1998, significant product initiatives included the following:

 . HostLINK(TM): The HostLINK(TM) system was expanded to support the processing of debit card, purchasing card and mail/telephone order transactions. In addition to expanding the host system, point-of-sale applications were developed to support additional market segments, including retail, restaurant, hotel and motel businesses. The expanded host and point-of-sale capabilities will enable the Company to place 80% of all new business through the Company's proprietary host. In 1999, the Company will seek to convert existing third party businesses to HostLINK(TM). By converting existing third party vendor-supported business and placing new business on HostLINK(TM), the Company seeks to realize a significant reduction in transaction processing costs.

 . Electronic Commerce: The Company is continuing to expand its presence in the e-commerce arena. In 1998, the Company transitioned its e-commerce host "v-GATE" from the SET 0.0 encryption protocol to the SET 1.0 protocol. During the same period, the Company more than tripled the transaction volume through v-GATE by continuing to expand the number of merchants using the corresponding internet point-of-sale application "v-POS". Additional users included a second grocery store chain and a university.

 . Electronic Benefit Transfer (EBT): EBT is the distribution of government benefits through card-based programs. In support of this growing market segment, the Company implemented point-of-sale products to support the processing of EBT transactions in San Bernardino and San Diego counties. In addition to building the necessary products, the Company facilitated the introduction of these products to thousands of merchants in the two counties. The Company expects to expand EBT processing into Georgia in 1999 and is evaluating the possible expansion of EBT processing into additional areas in the year 2000.

 . Merchant Reporting: The Company implemented a merchant reporting system that enables merchants to dial in and retrieve reports and files that contain comprehensive transaction, deposit, adjustment and chargeback information. Such reports are available on a daily, weekly or monthly basis, as desired. The Company expects to make these same reports available via the Internet during 1999.

Merchant Customer Base

  The Company provides merchant processing services to a diverse client base, ranging from large multi-regional chains to small merchants. At December 31, 1998, the Company provided merchant processing services to over 182,000 merchant locations directly, to over 26,000 merchant locations through 230 agent banks not affiliated with the Company, and to approximately 20,000 merchant locations through ISOs.

  The Company's merchant accounts were distributed by type of merchant at December 31, 1998 (as measured by annualized credit card sales volume for the year ended December 31, 1998) as follows:

      Merchant Type                                                   Percentage
      -------------                                                   ----------
      General retail.................................................     28%
      Supermarkets...................................................     14
      Restaurants....................................................      9
      Automobile sales and repair....................................      7
      Lodging establishments.........................................      6
      Mail order companies...........................................      4
      Other..........................................................     32
                                                                         ---
        Total........................................................    100%
                                                                         ===

  As indicated by the above table, the composition of the Company's merchant client base emphasizes general retail merchants, supermarkets, restaurants, lodging establishments and other similar merchants. In the "Other" category, no single merchant type accounted for more than 4 percent of annualized credit card sales volume.

  The Company's clients were distributed by size at December 31, 1998 (as measured by credit card sales volume for the year ended December 31, 1998) as follows:

      Sales Volume                                                    Percentage
      ------------                                                    ----------
      Less than $250,000.............................................     15%
      $250,000 to $50,000,000........................................     47
      $50,000,000 or More............................................     38
                                                                         ---
        Total........................................................    100%
                                                                         ===

  As shown by the above data, a significant percentage of the Company's business is with merchants with less than $50 million in annual sales volume. In the Company's experience, its smaller retail merchant clients have been less price sensitive than large corporate businesses. Fees per transaction paid by high sales volume merchants are generally lower compared to the fees per transaction paid by the Company's merchant base as a whole. In addition, no single merchant accounted for more than 5 percent of the net revenue of the Company in 1998.

  At December 31, 1998, more than half of the merchant locations served by the Company were located in California. In addition, the Company estimates that approximately 47 percent of its sales volume processed for the year ended December 31, 1998 was derived from merchant locations in California.

Technology

  To remain competitive in the merchant processing industry, the Company has dedicated significant resources to developing proprietary technologies that lower costs and enhance service. The Company believes its continuing investment in technology will allow it to remain competitive in the industry. The principal systems that the Company has developed are described below:

  Transaction Processing System - The Company's transaction processing system, called HostLINK(TM), is an advanced system which the Company began installing in the second quarter of 1997. Management believes that the client-server open architecture technology of this system will enhance the Company's position among the technological leaders of the payment processing business. The Company began to process restaurant and lodging merchant transactions through HostLINK(TM) in the fourth quarter of 1998. Most of these transactions are currently processed through third-party processors. Additional systems enhancements will enable the Company to meet the processing requirements of diverse media, including the Internet. These enhancements also will enable the Company to expand the types and delivery methods of information reported to merchants. Management believes that the flexibility resulting from the open architecture design of HostLINK(TM) will result in reduced maintenance costs compared with those normally associated with mainframe systems, improved product differentiation and reduced product development time.

  On-Us Debit Card Transactions - In early 1997, the Company developed the capability to process On-Us transactions. On-Us transactions are those processed directly with the Bank, thereby bypassing the third-party authorization networks and related network charges. This capability is presently operational for on-line (ATM) debit card transactions initiated in California. The Company expects to offer On-Us capabilities for debit card transactions in the 21 other states in the BankAmerica retail market area during 1999.

  Automated Chargeback System - The Company's Automated Chargeback System automates the processing of billing disputes between the Company's merchants and their customers. Resolution of disputed transactions involves the receipt, processing and tracking of retrieval requests and chargebacks. Retrieval requests are requests from card-issuing banks for copies of sales drafts. Chargebacks are transactions returned by card-issuing banks to merchant processors when customers dispute the receipt of goods or services from merchants. According to card association rules, if the merchant processor is unable to collect the amount of the transaction from the merchant within a specified time period, the merchant processor is liable for such amount. The system automates many of the time-consuming, labor-intensive processes normally associated with the handling of retrieval requests and chargebacks. The system incorporates nearly all aspects of the transaction dispute process, including the receipt of chargebacks from issuing banks, the distribution of chargeback notices to merchants, the receipt of merchant rebuttals, and the collection of transaction dollar amounts. The system improves the timeliness of the dispute resolution process and reduces operating costs and losses associated with the processing of retrieval requests and chargebacks.

Relationship with BankAmerica and the Bank

  BankAmerica, indirectly through the Bank, owns 100 percent of the outstanding Class B Common Stock of the Company, which represents approximately 66.6 percent of the economic interest of the Company. Such ownership represents approximately 95.2 percent of the combined voting power of the Company. The Bank has the ability to elect all of the members of the Board of Directors of the Company and to exercise a controlling influence over the business and affairs of the Company. As of the date of this report, the size of the Board of Directors of the Company is fixed at seven. Three of the present members of the Board of Directors are independent of BankAmerica.

  The Company and BankAmerica engage in various intercompany transactions and arrangements, including the provision by BankAmerica of various services to the Company. Such services are provided pursuant to certain intercompany agreements (Intercompany Agreements) which provide, among other things, for the grant to the Company of a license to use the Bank of America name and certain trademarks and servicemarks, including Bank of America(R), BankAmericard(R), VERSATEL(R) and VERSATELLER(R), in connection with the Company's business. Pursuant to the Intercompany Agreements, BankAmerica performs for the Company certain product distribution, processing, system support, telecommunications, marketing, regulatory compliance, legal, tax and treasury, accounting and audit, and other miscellaneous support and administrative services. Additionally, BankAmerica provides association and network sponsorship and representation in the Visa(R) and MasterCard(R) associations. The Company and BankAmerica have also entered into agreements concerning registration rights, the allocation of tax liabilities, and the leasing of certain facilities by the Company from BankAmerica.

  In December 1996, BAC and the Company entered into a Non-Competition and Corporate Opportunities Allocation Agreement (Non-Competition Agreement) pursuant to which BAC will not compete with the Company for a period of five years with respect to payment processing for merchants that arise in the use of credit, charge or debit cards that are authorized through an electronic medium originating at the point of sale in the United States and certain Asian countries in which the Company has operations.

  BankAmerica is not required to maintain control of the Company, and any disposition by BankAmerica of its interest in the Company could, depending upon the circumstances, have an adverse effect on the Company or the price of its stock. Any divestiture by BankAmerica which results in it owning less than a majority of the voting power of the Company will permit BankAmerica to terminate its contractual arrangements with the Company under which the Company has access to the Bank's client base, the Bank of America name and trademarks, the implementation of On-Us transaction processing and marketing, the Bank's product distribution channels, and credit and debit card association and network sponsorships. Any such termination could have a material adverse effect on the Company's business. The Company expects that the Intercompany Agreements and the Non-Competition Agreement will govern the relationship between the Company and BankAmerica, the provision of services and the payments therefrom, for the foreseeable future. See "--The Company's Merger with BankAmerica" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the pending merger between BankAmerica and the Company.

  For additional information regarding the Company's relationship with BankAmerica and the Bank, see Item 13, "Certain Relationships and Related Transactions".

Competition

  The United States domestic market in which the Company competes for credit, charge and debit card payment processing for merchants is intensely competitive. According to publicly available industry sources, the 10 largest merchant processors in the United States processed approximately 83 percent of the credit card sales volume during the calendar year 1997. Other competitors include smaller vertically integrated processors, community and regional banks, and ISOs. The Company competes on the basis of price, the availability of products and services, the quality of customer service and support, and transaction processing speed, quality and reliability. The Company also competes by building alliances with other banks to gain access to their distribution systems, acquiring merchant portfolios, and enlisting ISOs. The majority of the Company's contracts with its merchant clients are cancelable at will or on short notice or provide for renewal at frequent periodic intervals, and, accordingly, the Company and its competitors regularly rebid such contracts. This competition may influence the prices the Company can charge, which consequently requires the Company to aggressively control costs to maintain acceptable profit margins.

  Since 1997, price competition has caused the Company's net revenue in relation to sales volume to decline, particularly with respect to high-volume retail clients. No assurance can be given that the Company will be able to maintain profit margins at or near present levels, whether with respect to its high-volume retail clients or its small- and middle-market clients.

  The merchant processing industry in general requires the use of advanced computer hardware and software technology, and has been characterized by the development of new products and services to meet increasingly complex and rapidly changing client and regulatory requirements. The success of any competitor in this industry, including the Company, depends in part on the ability to continue to adapt its technology in a timely and cost-effective manner to meet these requirements.

  In recent years, there has been a trend toward consolidation in the merchant processing industry. Further tightening of margins may result in banks and other payment processors abandoning the transaction processing business, thus accelerating the trend toward consolidation. Due to market demands requiring processors to provide advanced and efficient technology, certain processors have recently left the business or merged with other providers. This consolidation has enabled certain of the Company's competitors to gain access to significant capital, management, marketing and technological resources that are equal to or greater than those of the Company.

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

  The Company is subject to the supervision and examination of the Office of the Comptroller of the Currency (OCC), one of the principal regulatory bodies having jurisdiction over the Bank, as well as the Board of Governors of the Federal Reserve System (Federal Reserve Board) with respect to foreign activities and investments. The Company may not engage in any new activities until it first obtains the written approval of the OCC and/or the Federal Reserve Board. The OCC will only approve those activities legally permissible for a national bank or their subsidiaries that are consistent with prudent banking principles and OCC policy. The Federal Reserve Board applies similar requirements to the Company's foreign activities and/or investments. Future acquisitions by the Company may also require the prior written approval of the OCC and/or the Federal Reserve Board.

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

  The Company must adhere to the standards of the credit card associations and debit card networks or risk suspension or termination of its membership or participation status. There can be no assurance that: (i) the credit card associations or debit card networks will maintain the Company's membership or participation status; (ii) the rules of the credit card associations or debit card networks allowing the Company and other nonbank transaction processors to market and provide transaction processing services will remain in effect; or
(iii) the credit card associations or debit card networks will continue to interpret their rules as they have done in the past, a change in interpretation of which may have an adverse impact on the Company's business, financial condition or results of operations.

Certain State Tax Issues

  Merchant processing companies like the Company may be subject to state taxation on certain portions of their service fees charged to merchants. Application of this tax is an emerging issue in the industry and the states have not yet adopted uniform guidelines regarding the taxation of merchant services. In the event the Company is required to bear all or a portion of these costs, and is unable to pass such costs through to its merchant clients, the Company's business, financial condition or results of operations could be adversely affected.

Seasonality

  The merchant processing industry in general is prone to seasonal fluctuations in transaction activity. Although the Company generally experiences seasonality in its business, fluctuations are less pronounced than in the industry, due in part to its diverse merchant client base. Those segments of merchants that are particularly sensitive to seasonal fluctuations, such as airlines, travel agencies, lodging, and mail order merchants, each represent relatively small percentages of the Company's processing business, as compared to those segments of the Company's client base that are generally not subject to significant seasonality, such as general retail merchants, restaurants, supermarkets and gas stations. The Company's net revenue is typically higher in the third and fourth calendar quarters and lower in the first calendar quarter. Increased tourism in California and other western states during the summer months and retail activity prior to the beginning of the school year contribute to higher third quarter net revenue, and holiday activity contributes to higher fourth quarter net revenue. The decline in retail activity following the holiday season results in lower first quarter net revenue.

Employees

  At December 31, 1998, the actual number of persons employed by the Company was 973. On a full-time-equivalent basis, the Company's staff level was 963.

Item 2. Properties

  The Company leases its principal executive offices and processing facility in San Francisco from BankAmerica. The Company also leases other facilities in California (Los Angeles, Pasadena and Foster City) and Washington (Bellevue, Seattle and Spokane) from BankAmerica. The Company also leases other facilities in various locations in the United States and certain Asian countries from unrelated third parties.

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

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Class A Common Stock of the Company is listed for trading on the New York Stock Exchange under the symbol BPI. The following table sets forth the high and low sales prices of the Company's Class A Common Stock for the periods indicated:

                                                                High     Low
                                                              -------- --------
      Year ended December 31, 1997 -
       First Quarter......................................... $17 3/4  $12 3/4
       Second Quarter........................................ $19 1/2  $12
       Third Quarter......................................... $22 1/4  $17 1/8
       Fourth Quarter........................................ $19 1/2  $14 1/8
      Year ended December 31, 1998 -
       First Quarter......................................... $21 9/16 $16 1/16
       Second Quarter........................................ $20 1/4  $14 3/8
       Third Quarter......................................... $21 1/2  $12 1/16
       Fourth Quarter........................................ $20 1/8  $10 3/8

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

Description of Capital Stock

Authorized Capital Stock

  The authorized capital stock of the Company consists of 200 million shares of Class A Common Stock, par value $0.01 per share, 50 million shares of Class B Common Stock, par value $0.01 per share, and 10 million shares of Preferred Stock, par value $0.01 per share. None of the Preferred Stock was issued or outstanding as of December 31, 1998. Of the 200 million shares of Class A Common Stock authorized, approximately 16.3 million shares were outstanding as of January 31, 1999 and held by approximately 1,859 beneficial stockholders,
32.4 million shares have been reserved for issuance upon conversion of Class B Common Stock into Class A Common Stock and 7.0 million shares have been reserved for issuance pursuant to certain employee and nonemployee director benefit and option plans. Of the 50 million shares of Class B Common Stock authorized, 32.4 million shares, or 100 percent of the outstanding shares, are owned by BankAmerica. The following summary description of the capital stock of the Company is qualified in its entirety by reference to the Certificate of Incorporation of the Company and the Bylaws of the Company.

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

  Conversion - Generally, one share of Class B Common Stock is convertible into one share of Class A Common Stock prior to a tax-free spin-off (as defined in the Internal Revenue Code of 1986, as amended): (a) at any time, at the holder's option; (b) automatically, with respect to any shares retained by BankAmerica or its subsidiaries after transfer of Class B Common Stock representing more than a 50 percent economic interest in the then outstanding shares of common stock in a single transaction to a person who is not an affiliate of BankAmerica (Class B Transferee); (c) automatically, upon transfer of a share to a person other than BankAmerica or a Class B Transferee or its subsidiaries; (d) automatically, if shares owned by BankAmerica or a Class B Transferee or its subsidiaries in the aggregate constitute less than 30 percent of the economic ownership of the shares of Class A Common Stock and Class B Common Stock combined. Shares transferred to BankAmerica stockholders or to stockholders of a Class B Transferee in a tax-free spin-off do not automatically convert upon the spin-off. However, after a tax-free spin-off, shares of Class B Common Stock automatically convert into shares of Class A Common Stock on the fifth anniversary of a tax-free spin-off unless counsel opines that the conversion could adversely affect the ability to secure a tax-free ruling from the Internal Revenue Service, or the Service has adopted a no-ruling policy and the conversion could adversely affect the tax-free status of the distribution, in which case stockholders must approve the conversion (unless counsel opines that approval could adversely affect the tax-free status of the distribution). In the event that counsel opines that stockholder approval of the conversion could affect the tax-free status of the distribution, the shares of Class B Common Stock will not convert to shares of Class A Common Stock.

Preferred Stock

  The Board of Directors has the authority, without further action by stockholders, to issue preferred stock in one or more series and to fix the rights, designation, preferences, privileges, limitations and restrictions thereof, including dividend rights, conversion rights, terms and rights of redemption, liquidation preferences, and sinking fund terms (any or all of which may be greater than the rights of the Common Stock). The Board of Directors, without stockholder approval, can issue shares of preferred stock with conversion, voting and other rights which could adversely affect the rights of the holders of shares of Common Stock.

Item 6. Selected Financial Data

                                             Year Ended December 31, (1)
                                       -----------------------------------------
                                        1998    1997    1996     1995     1994
                                       ------- ------- -------  -------  -------
                                        (in millions, except per share data)
Operating Data:
Net revenue..........................  $ 188.4 $ 161.0 $ 138.8  $ 119.9  $ 106.2
                                       ------- ------- -------  -------  -------
Operating expense:
  Salaries and employee benefits.....     40.8    34.7    27.9     24.1     21.6
  Data processing and
   communications....................     42.0    34.4    29.5     28.4     25.0
  General and administrative.........     25.7    24.8    20.7     20.8     18.5
  Depreciation.......................     15.3    10.6     9.1      6.6      4.6
  Merger related expenses............      4.4      --      --       --       --
  Employee stock exchange(2).........       --      --     2.4       --       --
  Amortization of intangibles........      2.0      .8     1.1      1.2      1.3
                                       ------- ------- -------  -------  -------
   Total operating expense...........    130.2   105.3    90.7     81.1     71.0
                                       ------- ------- -------  -------  -------
Income from operations...............     58.2    55.7    48.1     38.8     35.2
Net interest income (expense)........      7.1     7.7    (1.5)    (0.8)      --
                                       ------- ------- -------  -------  -------
Income before income taxes...........     65.3    63.4    46.6     38.0     35.2
Provision for income taxes...........     28.6    26.0    19.2     15.7     14.5
                                       ------- ------- -------  -------  -------
   Net income........................  $  36.7 $  37.4 $  27.4  $  22.3  $  20.7
                                       ======= ======= =======  =======  =======
Basic and diluted earnings per common
 share(3)............................  $   .75 $   .77 $   .56      N/A      N/A
                                       ======= ======= =======  =======  =======
Pro forma basic and diluted earnings
 per common share(4).................      N/A     N/A     N/A  $   .46  $   .43
                                       ======= ======= =======  =======  =======
Pro forma basic and diluted earnings
 per common share, as
 adjusted(3)(5)......................      N/A     N/A $   .69  $   .57  $   .51
                                       ======= ======= =======  =======  =======
Balance Sheet Data at December 31:
Total assets.........................  $ 372.8 $ 332.1 $ 318.3  $ 150.1  $ 125.9
Total liabilities....................     44.0    40.8    38.3     27.3     27.4
BAC's equity interest(6).............      N/A     N/A    27.9    122.8     98.5
Stockholders' equity.................    328.8   291.3   252.1       NA       NA
Other Data:
Total transactions processed.........    713.9   531.2   386.2    322.2    251.6
Total sales volume processed.........  $41,525 $33,900 $26,430  $21,241  $16,979

--------
(1) All data presented for the years ended December 31, 1997, 1996, 1995 and 1994 include the historical results of the Asia Acquisitions. The acquisition of these entities has been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests.
(2) On December 31, 1996, certain employees of the Company elected to exchange their employee stock options and restricted stock from BAC for options and restricted stock of the Company. This employee stock exchange resulted in a one-time expense of $2.4 million (see Note 9 of the Notes to the Consolidated Financial Statements).
(3) Basic and diluted earning per common share for the year ended 1996 has been calculated as if the initial offerings of Class A Common Stock had been completed on January 1, 1993, and 48.5 million shares (32.4 million shares of Class B Common Stock and 16.1 million shares of Class A Common Stock) had been outstanding for all periods presented.
(4) Pro forma diluted earnings per common share for all periods presented has been calculated as if the Offerings of Class A Common Stock had been completed on January 1, 1993, and 48.5 million shares (32.4 million shares of Class B Common Stock and 16.1 million shares of Class A Common Stock) had been outstanding for all periods presented.
(5) Pro forma earnings per share, as adjusted, assumes that the proceeds from the Offerings were available from January 1, 1994 and were invested in short-term investments, and excludes the one-time expense related to the employee stock exchange ($2.4 million) and interest expense of $492,000 from the 1996 results.
(6) BAC's equity interest represents cumulative historical net income of the Company adjusted for net cash transfers to and from BAC. On December 3, 1996, BankAmerica exchanged its equity interest in the domestic operations of the Company for 30.2 million shares of Class B Common
     Stock. During the second and third quarters of 1997, BankAmerica exchanged its equity interest in certain Asian operations of the Company for 2.2 million shares of Class B Common Stock which management estimates had an approximate aggregate fair value of $41.8 million based upon the market values at the dates of issuance of the Class A Common Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company has historically focused its marketing efforts on small- and medium-sized merchants due to lower acquisition costs, higher ongoing profitability and higher retention. The strategy has fit well with the Company's competitive advantage in its relationship with BankAmerica. The Company will continue to refine its strategic focus by leveraging four key opportunities:

  . Extending the Company's marketing programs to the approximately 2,800 new full service banking centers which the Company can access as a result of the merger of BAC and NBC;

  . Focusing sales efforts on value creating merchant accounts;

  . Utilizing a more refined account valuation model to actively manage the Company's existing portfolio; and

  . Continuing to explore opportunities for expense reductions.

  The recently completed merger between BAC and NBC provides the Company with access to 2,800 additional full service banking centers, approximately 900,000 additional business banking relationships and significantly expanded On-Us transaction processing potential. The Company is recruiting new skilled sales associates to take advantage of this opportunity.

  The Company is increasing its historical sales efforts related to small- and medium-sized businesses through a combination of life-of-relationship product and pricing strategies, sales incentives and joint marketing programs with BankAmerica. Portfolio management responsibilities and compensation of the portfolio account managers will also focus on retaining and growing merchant relationships in this market segment.

  The Company intends to maintain its focus on controlling expenses. The installation of the Company's enhanced HostLINK(TM) in-house transaction processing system, which was implemented in the fourth quarter of 1998, will allow the Company to move merchants from third party vendors to the more cost-efficient HostLINK(TM) system, providing the potential for additional cost per transaction savings to the Company.

  The Company faces market risks from potential economic downturns which could affect growth in retail transaction volumes or increased losses from chargeback and further currency devaluation. Further, the Company may not be successful in implementing its strategies. Risk could also arise in unforeseen delays in Year 2000 compliance efforts, inability of the Company to hire or retain qualified sales staff and continued industry-wide compression in pricing margins.

Highlights

  On April 13, 1998, BAC and NBC announced a definitive agreement to merge in a stock-for-stock transaction. On May 29, 1998, the Company announced that BAC and NBC had jointly determined that the Company would be the principal merchant processing servicer for the combined organization following the merger. NBC previously offered merchant processing services through a minority interest in a venture with another merchant processing provider. The merger of BAC and NBC was consummated on September 30, 1998. On November 13, 1998, BankAmerica announced it had signed a letter of intent to sell its minority interest in such venture to its venture partner, and the sale was completed on December 18, 1998.

  The new BankAmerica franchise has approximately 4,800 retail branches in twenty-two states. Under various contractual agreements with BankAmerica, the Company has access to BankAmerica's client base, the Bank of America name and trademarks, the implementation of On-Us transaction processing and marketing, the Bank's distribution channels, and credit and debit card association and network sponsorships. The Company believes the opportunity to be the exclusive merchant acquiror for new business with access to BankAmerica's client base will be a significant source of growth for the Company. However, the Company cannot at this time estimate the impact this may have on its financial position or results of operations.

  In addition to the merger of BAC and NBC and the Company's ultimate selection as the primary merchant processor for BankAmerica, the Company executed the following transactions during 1998:

  . BMCF Gaming Joint Venture: On July 9, 1998, the Company entered into an agreement to invest in a new limited liability company (LLC) with First Data Financial Services, LLC and Global Cash Access. The joint venture will provide cash advance and related services to the gaming business. The Company received its required regulatory approval and made its investments in the LLC on September 10, 1998. The name of the new entity is BMCF Gaming, LLC. The Company invested $35 million in cash, plus all interest earned during the escrow period of July 9, 1998 to September 10, 1998, in addition to its interest in existing gaming contracts and gaming-related assets, for a 21 percent ownership interest in the LLC. The LLC will provide the following services to gaming establishments: (a) single system financial services authorization platform to be utilized by gaming establishments, (b) operations of financial services booths located on the premises of gaming establishments, and (c) check verification and guarantee services at gaming establishments.

  . Closure of the Thailand Merchant Processing Operations: On October 31,
    1998 the Company closed its merchant processing operations in Thailand. For the year ended December 31 1998, the Company's operations in Thailand lost approximately $0.6 million after tax. The Company's financial results for 1998 includes a $260,000 pre-tax charge to pay for closure-related costs.

  On December 22, 1998, BankAmerica and the Company jointly announced the execution of the Merger Agreement, pursuant to which a wholly owned subsidiary of BankAmerica will be merged with and into the Company. A Special Meeting of Stockholders for the purpose of considering the approval and adoption of the Merger Agreement has been scheduled for April 28, 1999. If the Merger Agreement is approved and adopted by the Company's stockholders and the merger becomes effective, each share of Class A Common Stock of the Company outstanding immediately prior to the merger (except for shares as to which appraisal rights have been perfected) will be converted into the right to receive $20.50 in cash, without interest thereon. Approval and adoption of the Merger Agreement requires the affirmative vote of the holders of a majority of the Company's outstanding shares of Class A Common Stock and Class B Common Stock, voting as a single class. As of March 26, 1999 (the record date established for the Special Meeting of Stockholders), BankAmerica, directly or indirectly, owned 100% of the outstanding Class B Common Stock, which, on that date, represented approximately 66.6% of the economic ownership of the Company and approximately 95.2% of the combined voting power of the Company. Therefore, BankAmerica has sufficient voting power to approve and adopt the Merger Agreement, regardless of the vote of any other stockholder. In the Merger Agreement, BankAmerica has agreed to vote in favor of the merger provided that the recommendation of the Special Committee of the Company's Board of Directors with respect to the merger is not revoked, modified or qualified in a manner adverse to the BankAmerica. It is anticipated that the merger will be consummated as soon as practicable following receipt of stockholder approval. Subsequent to the merger, the Company will operate as a wholly owned subsidiary of the Bank.

  For a discussion of certain litigation arising in connection with the merger, see "Business--The Company's Merger with BankAmerica."

RESULTS OF OPERATIONS

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  During 1998, the Company reported net income of $36.7 million compared to $37.4 million in 1997. Earnings per share for 1998 was $0.75, a decrease of 3 percent as compared to earnings per share of $0.77 for 1997. Included in the 1998 results were non-deductible charges of approximately $4.4 million or $0.09 per share related to costs associated with the Company's pending merger with a subsidiary of BankAmerica. Exclusive of these charges, net income would have been $41.1 million for 1998 with diluted earnings per share of $0.84.

  Net Revenue - Net revenue was $188.4 million for 1998, an increase of 17 percent or $27.4 million over 1997. This increase was primarily related to 1998 sales volume processed of $41.5 billion, which increased 22 percent or $7.6 billion over 1997. The growth in credit card and debit card sales volume processed in 1998 over 1997 was 23 percent and 19 percent, respectively. The growth rate in net revenue was lower than that for sales volume processed primarily as a result of greater sales volume growth in lower spread business (debit card and high sales volume merchants) and, to a lesser degree, declining spreads in existing business consistent with historical competitive trends in the merchant processing industry.

  Operating Expense - Total operating expense for 1998 increased $24.9 million or 24 percent over 1997. Excluding the effect of the $4.4 million in merger-related costs, total operating expense increased 20 percent over 1997. The increase was primarily attributable to higher salaries and employee benefits, data processing and communications, general and administrative and depreciation expense. Salaries and employee benefits expense for 1998 increased $6.2 million or 18 percent over 1997 primarily as a result of a 20 percent increase in average employee headcount over 1997. Approximately 50 percent of the total headcount increase was attributable to the growth in sales and portfolio management personnel. Data processing and communications expense in 1998 increased $7.6 million or 22 percent over 1997 related to growth in transaction volume. General and administrative expense was $25.7 million, an increase of 4 percent over 1997. Depreciation expense in 1998 increased $4.7 million over 1997 as a result of costs related to increased point-of-sale device deployments and to the HostLINK(TM) transaction processing system.

  During 1998, operating expense declined to $0.18 from $0.20 per debit and credit card transaction. This decrease was attributable to: (1) greater economies of scale; (2) lower processing costs for merchants converted from the Company's previous transaction processing system to HostLINK(TM); and (3) growth in transaction volumes.

  Net Interest Income (Expense) - Net interest income for 1998 represented interest income from short-term investments and interest received for merchant account float from BankAmerica ($7.8 million), net of interest expense paid for hedging contracts in Asia ($0.7 million). Total net interest income decreased $0.6 from 1997 as a result of lower investment balances due to the investment in the LLC and lower interest rates in 1998.

  Provision for Income Taxes - The effective tax rate increased from 41.0 percent in 1997 to 43.8 percent in 1998 because the $4.4 million in merger-related costs are not deductible for federal income tax purposes.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net Revenue - Net revenue was $161.0 million for 1997, an increase of 16 percent or $22.2 million over 1996. This increase was primarily related to 1997 sales volume processed of $33.9 billion, an increase of 28 percent or $7.5 billion over 1996. The growth in credit card and debit card sales volume processed in 1997 over 1996 was 27 percent and 41 percent, respectively. The growth rate in net revenue was lower than that for sales volume processed primarily as a result greater sales volume growth in lower spread business (debit card and high sales volume merchants) and, to a lesser degree, declining spreads in existing business consistent with historical competitive trends in the merchant processing industry.

  Operating Expense - Total operating expense for 1997 increased $14.6 million or 16 percent over 1996. Excluding the cost of the non-recurring employee stock exchange of $2.4 million in 1996, total operating expense for 1997 increased 19 percent over 1996. The increase was primarily attributable to higher salaries and employee benefits, data processing and communications, general and administrative and depreciation expense. Salaries and employee benefits expense for 1997 increased $6.8 million or 24 percent over 1996 primarily as a result of a 32 percent increase in average employee headcount over 1996. Approximately 47 percent of the total headcount increase was attributable to the growth in sales and portfolio management personnel. Data processing and communications expense in 1997 increased $5.0 million or 17 percent over 1996 principally due to increased third-party data processing services related to growth in transaction volume. General and administrative expense was $24.8 million in 1997, an increase of $4.1 million or 20 percent over 1996. This increase was due to higher merchant supplies expense related to increased transactions processed and increased administrative expense associated with being an independent company. Depreciation expense in 1997 increased $1.4 million over 1996 as a result of the purchase of approximately $19.5 million in equipment, including $5.5 million for HostLINK(TM).

  During 1997, operating expense declined to $0.20 from $0.23 per debit and credit card transaction. This decrease was attributable to: (1) greater economies of scale; (2) lower processing costs for merchants converted from the Company's previous transaction processing system to HostLINK(TM) as well as the conversion of the Northwest merchant accounting platform; (3) the full year cost savings impact of the favorable renegotiation of a third party vendor arrangement; and (4) the expansion of processing of On-Us debit card transactions begun in 1996.

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

Balance Sheet Review

  The Company's assets totaled $372.8 million as of December 31, 1998, an increase of $44.7 million from December 31, 1997. The balances in cash and cash equivalents, short-term investments, drafts in transit and merchants payable can fluctuate greatly depending on the day of the week in which the reporting period ends. The timing of payments received from credit card associations and debit card networks, remittances to merchants and weekend processing influence these balances. While the individual balances in these accounts at December 31, 1998 were significantly different from the balances at December 31, 1997, the net total of these combined accounts was $195.0 million at December 31, 1998, versus $191.8 million at December 31, 1997.

  The $37.5 million increase in investment in joint venture and goodwill is due to the Company entering into an agreement to invest in a new limited liability company (LLC) with First Data Financial Services, LLC and Global Cash Access. The Company invested $35 million in cash, plus all interest earned during the escrow period of July 9, 1998 to September 10, 1998, in addition to its interest in existing gaming contracts and gaming related assets, for a 21 percent ownership interest in the LLC.

Liquidity and Capital Resources

  Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. During 1998, working capital increased by $2.6 million to $241.5 million at December 31, 1998. Average cash and cash equivalent and short-term investment balances were $135.8 million during 1998. The Company anticipates utilizing these balances for funding the daily cash needs of the business as well as for acquisitions, strategic technology investments and the funding of research and product development. Additionally, the Company has a commitment for a $100 million revolving line of credit with the Bank expiring May 31, 1999.

Operating Strategy

  While past performance does not guarantee future results, the Company is committed to continue to sustain quality earnings growth. The Company's goal is to increase net revenue by expanding its direct sales force, enhancing its product offerings, each consistent with the Company's key opportunities noted above, and pursuing business acquisitions that would have an accretive impact to earnings and would augment the Company's product lines and capabilities. The Company also expects to leverage its technology and infrastructure to increase its operating efficiency.

  Net Revenue Growth - The Company has invested in its sales infrastructure over the past year, as the Company has increased sales and management personnel 33 percent over 1997. Most of this growth, and the corresponding growth in sales volume processed and net revenue, has come from outside of the former BAC's traditional retail markets. The Company plans to continue this expansion into additional domestic geographic markets. The Company also expects to grow its direct sales force in the new BankAmerica franchise.

  The Company believes it can further enhance net revenue growth through increased relationship building with its merchants by providing customized product solutions, cross-selling additional products and identifying multi-product offerings through BankAmerica, such as business checking, loans and other banking products.

  Leverage Technology - The merchant processing industry in general requires the use of advanced computer hardware and software technology and has been characterized by the development of new products and services to meet increasingly complex and rapidly-changing merchant and regulatory requirements. As a result, the payment processing industry has consolidated significantly in the past few years, and the Company believes this trend will continue as technological demands on processors increase.

  The Company's investment in client-server open architecture technology has allowed it to provide more flexible and efficient business solutions for its merchants. This technology entails lower equipment costs and will provide the Company with greater ability to reduce and control costs. The Company began installing HostLINK(TM), its transaction processing system, in the second quarter of 1997. HostLINK(TM) will allow the Company to reduce its dependence on third party processors. This will also contribute to the Company's efforts to reduce operating expense per debit and credit card transaction. During 1998, the HostLINK(TM) system was expanded to support the processing of debit card, purchasing card, and mail/telephone order transactions. In addition to expanding the host system, point-of-sale applications were developed to support additional market segments, including retail, restaurant, hotel, and motel businesses.

Year 2000

  Because computers frequently use only two digits to recognize years, on January 1, 2000, many computer systems, as well as any equipment that uses embedded computer chips, may be unable to distinguish between 1900 and 2000. If not remedied, this problem could create system errors and failures resulting in the disruption of normal business operations. Since the Year 2000 is a leap year, there could also be business disruptions as a result of the inability of many computer systems to recognize February 29, 2000.

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

  . reviewing the status of key business partners with respect to Year 2000 compliance;

  . developing contingency plans in case the Company encounters any difficulties with the Year 2000 date change either from its internal systems or from key business partners.

  The Company expects that it will be ready for the Year 2000 date change. The Company has completed testing and certification of its back office operation system, all desktop environments and all of its point-of-sale terminal applications. Additionally, all certified applications are in production. The Company has completed testing and certification of its chargeback imaging system, but as of yet has not put the certified version in production. The production implementation is currently scheduled for April 1999. The testing and certification of the Company's HostLINK(TM) system was completed in September 1998 and the Year 2000 compliant version is in production.

  The Company has undertaken to review the status of Year 2000 compliance of its key suppliers. Letters of certification have been received from all major third-party processing vendors. The Company has developed contingency plans for its internal systems and software, in the event they do not successfully pass the Company's Year 2000 testing. The Company is currently working to develop contingency plans to address potential business disruptions which might result from Year 2000 issues.

  The Company estimates that it will spend a total of approximately $350,000 in connection with Year 2000 compliance. Of that amount, the Company has spent approximately $290,000 in its compliance efforts, including $130,000 in 1998. The Company does not believe the cost incurred in its Year 2000 compliance efforts will be material in any one quarter. Year 2000, costs are expensed as they are incurred by the Company. In addition, a significant portion of these costs is not expected to be incremental to the Company but instead reflects a reassignment of existing internal systems technology resources. At this time, Year 2000 has caused no significant delays or cancellations to any project having a material impact on the financial condition of the Company.

  The Company is taking inventory of equipment that uses embedded computer chips (i.e., "non-information technology systems" or "Infrastructure") and is in the process of scheduling remediation or replacement of this Infrastructure, as necessary. Examples of Infrastructure include building security systems, fire alarm systems, identification and access cards, date stamps and elevators.

  The Company believes it is taking all appropriate measures to prepare for the Year 2000 date change. Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by businesses and other entities who provide data to, or receive data from, the Company, or whose financial condition or operational capability is important to the Company as suppliers or customers. Management has identified a long-range, most reasonably likely, worst-case scenario arising from the failure of the Company or its key business partners to be Year 2000 compliant, the consequences of which include the Company having to resort to voice authorizations and paper draft processing for a portion of its merchants for purposes of maintaining ongoing business. It is not possible to predict the effect of this Year 2000 scenario on the economic viability of the Company's suppliers and customers and the related adverse impact it may have on the Company's financial condition or results of operations. Consequently, no assurances can be made that Year 2000 compliance can be achieved without costs and uncertainties that might have a material adverse effect on the Company's financial condition, business or results of operations.

FORWARD-LOOKING STATEMENTS

  From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto.

  The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission (SEC) on Forms 10-K, 10-Q, and 8-K, annual report and letter to stockholders, in its proxy statement, in other written materials, and in statements made by senior management to analysts, institutional investors, representatives of the media and others.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company's primary market risk exposures are interest rate risk and foreign currency risk. These exposures are discussed in detail below:

Interest Rate Risk

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments to hedge its investment portfolio. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. All of the Company's fixed rate cash equivalents in the amount of $86.6 million mature during the first quarter of 1999. The fair value of the portfolio amounts to $86.6 million with a weighted-average interest rate of 5.07 percent.

Foreign Currency Risk

  The Company's functional currency is the U.S. dollar. The Company transacts business in various foreign currencies, primarily in Taiwan. The Company has established a foreign currency hedging program using short-term non-delivery forward exchange contracts to hedge foreign-currency-denominated financial assets, liabilities, and firm commitments. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency exposures which principally arise from transactions denominated in the Taiwan New Taiwan dollar. Under this program, increases or decreases in the Company's foreign-currency-denominated financial assets, liabilities, and firm commitments are partially offset by gains and losses on the hedging instruments. The Company does not use foreign currency forward exchange contracts for trading purposes.

  The table below provides information about the Company's derivative financial instruments, comprised of foreign currency forward exchange contracts. The information is provided in U.S. dollar equivalent amounts, as presented in the Company's financial statements. For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates. All instruments mature within 12 months.

December 31, 1998
(In thousands, except average contract rate)

                                           Notional    Average
                                            Amount   Contract Rate Fair Value*
                                           -------- -------------- -----------
   Foreign currency forward exchange
    contracts:
    Taiwan NTD............................ $34,566      34.31        $(2,198)

--------
*Equivalent to the unrealized net gain (loss) on existing forward contracts.

  As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate and foreign currency fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at the time, and interest rates and foreign currency rates.

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  BA Merchant Services, Inc.

  We have audited the accompanying consolidated balance sheets of BA Merchant Services, Inc. (as successor to the merchant processing businesses of BankAmerica Corporation as described in Note 1) as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of BA Merchant Services, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BA Merchant Services, Inc. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                               /s/ ERNST & YOUNG LLP


San Francisco, California
February 2, 1999

                           BA MERCHANT SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
            (amounts in thousands, except share and per share data)

                                                                 December 31,
                                                               -----------------
                                                                 1998     1997
                                                               -------- --------
Assets
Current assets:
  Cash and cash equivalents..................................  $ 90,516 $ 29,426
  Short-term investments.....................................       --    64,018
  Drafts in transit..........................................   111,710  106,463
  Accounts receivable........................................    76,535   63,461
  Other current assets.......................................     5,746   11,533
                                                               -------- --------
    Total current assets.....................................   284,507  274,901
Property and equipment, net..................................    29,023   27,762
Investment in joint venture..................................    29,430      --
Goodwill, net................................................     8,024      --
Other assets.................................................    21,810   25,422
                                                               -------- --------
    Total assets.............................................  $372,794 $328,085
                                                               ======== ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable...........................................  $     62 $     32
  Merchants payable..........................................     7,223    8,058
  Accrued liabilities........................................    13,264    6,050
  Accrued credit card association and interchange fees.......     9,674    9,192
  Income taxes payable.......................................     3,983    3,459
  Other current liabilities..................................     8,800    9,225
                                                               -------- --------
    Total current liabilities................................    43,006   36,016
Other liabilities............................................       994      816
                                                               -------- --------
    Total liabilities........................................    44,000   36,832
                                                               -------- --------
Stockholders' equity:
Class A Common Stock, par value $0.01; authorized 200,000,000 shares;
 issued and outstanding 16,255,434 shares at December 31,
 1998 and 16,253,126
 at December 31, 1997........................................       162      162
Class B Common Stock, par value $0.01; authorized 50,000,000 shares;
 issued and outstanding 32,400,000 shares....................       324      324
Additional paid-in capital...................................   252,976  252,479
Retained earnings............................................    74,944   38,280
Accumulated other comprehensive income, net of tax...........       388        8
                                                               -------- --------
    Total stockholders' equity...............................   328,794  291,253
                                                               -------- --------
    Total liabilities and stockholders' equity...............  $372,794 $328,085
                                                               ======== ========

                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                     Year Ended December 31,
                                                    --------------------------
                                                      1998     1997     1996
                                                    -------- -------- --------
Net revenue.......................................  $188,376 $160,975 $138,776
                                                    -------- -------- --------
Operating expense:
  Salaries and employee benefits..................    40,823   34,657   27,875
  Data processing and communications..............    42,021   34,438   29,447
  General and administrative......................    25,671   24,801   20,683
  Depreciation....................................    15,274   10,592    9,147
  Merger related expenses.........................     4,413      --       --
  Employee stock exchange.........................       --       --     2,431
  Amortization of intangibles.....................     2,035      801    1,118
                                                    -------- -------- --------
    Total operating expense.......................   130,237  105,289   90,701
                                                    -------- -------- --------
Income from operations............................    58,139   55,686   48,075
Net interest income (expense).....................     7,070    7,762   (1,458)
                                                    -------- -------- --------
    Income before income taxes....................    65,209   63,448   46,617
Provision for income taxes........................    28,545   26,020   19,252
                                                    -------- -------- --------
    Net income....................................  $ 36,664 $ 37,428 $ 27,365
                                                    ======== ======== ========

Basic and diluted earnings per common share.......     $0.75    $0.77       NA
Weighted average shares used in earnings per share
 computations:
  Basic...........................................    48,664   48,644       NA
  Diluted.........................................    48,772   48,792       NA

                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)

                                                 Year Ended December 31,
                                               ------------------------------
                                                 1998      1997       1996
                                               --------  ---------  ---------
Cash Flows from Operating Activities:
Net income.................................... $ 36,664  $  37,428  $  27,365
Adjustments to net income to arrive at cash
 provided by operating activities:
  Depreciation................................   15,274     10,592      9,147
  Amortization of intangibles.................    2,035        801      1,118
  Benefit from deferred income taxes..........   (2,712)    (2,169)    (1,297)
  Amortization of restricted stock............      437        589         38
  Amortization of loan fees...................      --         310        --
  Employee stock exchange.....................      --         --       2,431
Changes in operating assets and liabilities
 excluding the effects of the transfer of net
 assets from BAC:
  (Increase) decrease in drafts in transit....   (5,247)     6,547    (12,124)
  Increase in accounts receivable.............  (13,074)   (28,179)   (10,717)
  Decrease (increase) in other current
   assets.....................................    5,787     (6,495)    (1,387)
  Increase (decrease) in accounts payable.....       30       (383)    (1,468)
  Increase in current income taxes payable....    3,027      1,741      3,306
  (Decrease) increase in merchants payable....     (835)    (8,765)     2,853
  Increase in accrued liabilities.............    7,214      1,573        458
  Increase in accrued credit card association
   and interchange fees.......................      482      2,825      2,483
  Other, net..................................     (915)     2,631      1,256
                                               --------  ---------  ---------
    Net cash provided by operating
     activities...............................   48,167     19,046     23,462
                                               --------  ---------  ---------
Cash Flows from Investing Activities:
Purchase of property and equipment............  (16,535)   (19,537)   (12,807)
Purchase of short-term investments............  (11,674)  (110,620)       --
Maturities of short-term investments..........   75,692     46,602        --
Acquisition of portfolio of merchant
 processing contracts.........................      --     (17,706)       --
Investment in joint venture...................  (35,000)       --         --
                                               --------  ---------  ---------
    Net cash provided by (used for) investing
     activities...............................   12,483   (101,261)   (12,807)
                                               --------  ---------  ---------
Cash Flows from Financing Activities:
Borrowings on revolving line of credit........      --         --     174,500
Repayments on revolving line of credit........      --         --    (174,500)
BAC's change in funding.......................      --     (26,586)  (105,529)
Increase in underwriting expense..............      --        (194)       --
Net proceeds from initial public offering.....      --         --     232,882
Issuance of common stock......................       60        --         --
                                               --------  ---------  ---------
    Net cash provided by (used for) financing
     activities...............................       60    (26,780)   127,353
                                               --------  ---------  ---------
Exchange Rate Effect on Cash:.................      380          8        --
                                               --------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents..................................   61,090   (108,987)   138,008
Cash and cash equivalents at beginning of
 year.........................................   29,426    138,413        405
                                               --------  ---------  ---------
Cash and cash equivalents at end of year...... $ 90,516  $  29,426  $ 138,413
                                               ========  =========  =========

                See Notes to Consolidated Financial Statements.

                           BA MERCHANT SERVICES, INC.

                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                             (amounts in thousands)

                                                               Accumulated
                           Common Stock   Additional              Other       BAC's        Total
                          ---------------  Paid-in   Retained Comprehensive  Equity    Stockholder's
                          Shares  Amounts  Capital   Earnings    Income     Interest      Equity
                          ------  ------- ---------- -------- ------------- ---------  -------------
Balance at December 31,
 1995                        --    $ --    $    --   $   --       $ --      $ 122,821    $ 122,821
Changes in equity for
 the period ended
 December 3, 1996:
Net income..............     --      --         --       --         --         25,326       25,326
BAC's change in
 funding................     --      --         --       --         --       (105,529)    (105,529)

Effect of
 Reorganization:
Transfer of net assets
 from BAC in exchange
 for Class B Common
 Stock..................  30,200     302     14,433      --         --        (14,735)         --
Employee stock exchange
 for Class A Common
 Stock..................       2     --       2,431      --         --            --         2,431

Changes in equity for
 the period December 4,
 1996 through December
 31, 1996:
Net income..............     --      --         --     2,039        --            --         2,039
Restricted stock
 issuances of Class A
 Common Stock...........     134       1      2,075      --         --            --         2,076
Unvested portion of
 restricted stock, net
 of amortization of
 $37....................     --      --      (2,038)     --         --            --        (2,038)
Net proceeds from the
 initial public offering
 of Class A Common
 Stock..................  16,100     161    232,721      --         --            --       232,882
                          ------   -----   --------  -------      -----     ---------    ---------
Balance at December 31,
 1996...................  46,436     464    249,622    2,039        --         27,883      280,008
Comprehensive income:
 Net income.............     --      --         --    36,241        --          1,187       37,428
 Foreign currency
  translation
  adjustment,
  net of tax............     --      --         --       --           8           --             8
                                                                                         ---------
Total comprehensive
 income.................                                                                    37,436
BAC's change in funding
 related to Asia
 merchant processing
 operations.............     --      --         --       --         --        (26,586)     (26,586)
Restricted stock
 issuances of Class A
 Common Stock...........      17     --         307      --         --            --           307
Unvested portion of
 restricted stock, net
 of amortization of
 $589...................     --      --         282      --         --            --           282
Transfer of net assets
 from BAC in exchange
 for Class B Common
 Stock..................   2,200      22      2,462      --         --         (2,484)         --
Increase in underwriting
 expense................     --      --        (194)     --         --            --          (194)
                          ------   -----   --------  -------      -----     ---------    ---------
Balance at December 31,
 1997...................  48,653     486    252,479   38,280          8           --       291,253
Comprehensive income:
 Net income.............     --      --         --    36,664        --            --        36,664
 Foreign currency
  translation
  adjustment,
  net of tax............     --      --         --       --         380           --           380
                          ------   -----   --------  -------      -----     ---------    ---------
Total comprehensive
 income.................                                                                    37,044
Restricted stock
 issuances of Class A
 Common Stock...........      10     --         163      --         --            --           163
Restricted stock
 cancellations of Class
 A Common Stock.........     (12)    --        (148)     --         --            --          (148)
Unvested portion of
 restricted stock, net
 of amortization of
 $437...................     --      --         422      --         --            --           422
Exercise of employee
 stock options..........       4     --          60      --         --            --            60
                          ------   -----   --------  -------      -----     ---------    ---------
Balance at December 31,
 1998...................  48,655   $ 486   $252,976  $74,944      $ 388     $     --     $ 328,794
                          ======   =====   ========  =======      =====     =========    =========

                See Notes to Consolidated Financial Statements.

                          BA MERCHANT SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

  Description of Business - BA Merchant Services, Inc. (the Company) provides an array of payment processing and related information products and services to merchants throughout the United States and certain Asian countries who accept credit, charge and debit cards as payment for goods and services. The Company is the fifth largest processor of merchant credit card transactions and one of the largest processors of debit card transactions in the United States.

  The Company was incorporated on October 11, 1996 and commenced operations December 4, 1996, upon the transfer by Bank of America National Trust & Savings Association (the Bank) and Bank of America NW, National Association (BANW, formerly Seattle-First National Bank) of their respective United States merchant processing businesses to the Company in consideration for 30.2 million shares of Class B Common Stock (the Reorganization). Effective January 1, 1997, BANW was merged into the Bank. The Bank is a wholly owned subsidiary of BankAmerica Corporation (BAC). Reference to "BAC" in the Consolidated Financial Statements and notes thereto shall be deemed to be references to BankAmerica Corporation and its subsidiaries and affiliates, including the Bank and, prior to January 1, 1997, BANW.

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

  On June 2, 1997, the Company acquired BAC's merchant processing business in Thailand (net assets of approximately $91,000) in consideration for 150,000 shares of Class B Common Stock. On July 1, 1997, the Company acquired BAC's merchant processing business in the Philippines (net assets of approximately $153,000) in consideration for 550,000 shares of Class B Common Stock. On September 30, 1997 the Company acquired BAC's merchant processing business in Taiwan and merchant processing administrative office in Hong Kong (net assets of approximately $2.2 million) in consideration for 1,500,000 shares of Class B Common Stock. Management estimates the fair value of the Class B Common Stock issued to BAC on the effective dates of the various Asia acquisitions was $41.8 million. The acquisition of these entities will be collectively referred to as the "Asia Acquisitions". Approximately $33.0 million of the proceeds from the Offerings were used to fund the regulatory and working capital requirements of the Asia Acquisitions. With the issuance by the Company of additional shares of Class B Common Stock to BAC in connection with the Asia Acquisitions, BAC's financial interest in the Company increased from
65.0 percent, to 66.6 percent. On October 31, 1998, the Company closed its merchant processing operations in Thailand. For the year ended December 31, 1998, the Company's operations in Thailand lost $0.6 million after tax.

  On April 13, 1998, BAC and NationsBank Corporation (NBC) announced a definitive agreement to merge in a stock-for-stock transaction. Such merger of BAC and NBC was consummated on September 30, 1998. References to "BankAmerica" in the Consolidated Financial Statements and notes thereto are referring to the merged BAC/NBC entity.

  On July 9, 1998, the Company entered into an agreement to invest in a new limited liability company with First Data Financial Services, LLC and Global Cash Access ("Global"). The joint venture will provide cash advance and related services to customers at gaming establishments. The Company received its required regulatory approval and made its investments in the LLC on September 10, 1998. The name of the new entity is BMCF Gaming, LLC (LLC). The Company invested $35 million in cash, plus all interest earned during the

                          BA MERCHANT SERVICES, INC.

escrow period of July 9, 1998 to September 10, 1998, in addition to its interest in existing gaming contracts and gaming-related assets, for a 21 percent ownership in the LLC.

  On December 22, 1998, BankAmerica and the Company jointly announced the execution of an Agreement and Plan of Merger (Merger Agreement), pursuant to which a wholly owned subsidiary of BankAmerica will be merged with and into the Company. If the Merger Agreement is approved and adopted by the Company's stockholders and the merger becomes effective, each share of Class A Common Stock of the Company outstanding immediately prior to the merger (except for shares as to which appraisal rights have been perfected) will be converted into the right to receive $20.50 in cash, without interest thereon. Approval and adoption of the Merger Agreement requires the affirmative vote of the holders of a majority of the Company's outstanding shares of Class A Common Stock and Class B Common Stock, voting as a single class. As of March 26, 1999 (the record date established for the Special Meeting of Stockholders), BankAmerica directly or indirectly, owned 100% of the outstanding Class B Common Stock, which, on that date, represented approximately 66.6% of the economic ownership of the Company and approximately 95.2% of the combined voting power of the Company. Therefore, BankAmerica has sufficient voting power to approve and adopt the Merger Agreement, regardless of the vote of any other stockholder. In the Merger Agreement, BankAmerica has agreed to vote in favor of the merger provided that the recommendation of the Special Committee of the Company's Board of Directors with respect to the merger is not revoked, modified or qualified in a manner adverse to the BankAmerica. Subsequent to the merger, the Company will continue to operate as a wholly owned subsidiary of BankAmerica. The Company has incurred $4.4 million of merger related costs. These merger related costs are primarily related to legal, financial and other advisory services received by a Special Committee of independent directors formed by the Board of Directors to evaluate the BankAmerica merger proposal and plaintiff legal fees and expenses that are described further in Note 10. These merger related costs are non-deductible for federal income tax purposes.

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

                          BA MERCHANT SERVICES, INC.

performed these functions using its own resources and purchased services (from BAC and other companies) and was responsible for the cost and expenses associated with the management of a stand-alone entity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation - The consolidated financial statements of the Company are prepared in conformity with generally accepted accounting principles and include the accounts of BA Merchant Services, Inc. and its wholly owned subsidiary, Seafirst Merchant Services, Inc. (SMSI). SMSI was dissolved on December 29, 1997. The equity method of accounting is used for the Company's investment in the LLC joint venture. The Company has a 21 percent interest in the LLC joint venture. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings and losses. Significant intercompany balances and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the presentation in the current year.

  Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The amounts reflected on the balance sheet at December 31, 1998 and 1997 are held on deposit or invested through BAC.

  Short-term Investments - The Company's short-term investments include U.S. Treasury and other government agency securities, certificates of deposit and money market funds. Securities held by the Company are considered available-for-sale securities and are reported at their fair values, with unrealized gains and losses included on a net-of-tax basis as a separate component of stockholders' equity. Dividend and interest income, including amortization of premiums and accretion of discounts are included in interest income. Realized gains and losses from sales of available-for-sale securities are computed using the specific identification method. Any decision to sell available-for-sale securities is based on various factors, including movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity demands or other similar factors.

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

  Identifiable Intangible Assets - Included in other assets at December 31, 1998 are net identifiable intangible assets of $15.3 million relating primarily to the September 1997 acquisition cost of a portfolio of approximately 4,200 merchant processing contracts. The assets are being amortized on a straight-line basis over a ten year period corresponding to the estimated period of benefit related to the merchant base acquired. The balance of the net identifiable intangible assets at December 31, 1997 was $17.1 million.

  Goodwill - Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets. Goodwill is amortized on a straight-line basis over 15 years. As of December 31, 1998, goodwill amounted to $8.0 million resulting from the investment in the LLC joint venture.

  Merchants Payable - Merchants payable represents those transactions for which the Company has been paid, but for which amounts have not yet been remitted to merchants.

                          BA MERCHANT SERVICES, INC.

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

  Prior to December 20, 1996, the Company was included in the consolidated federal return, and in certain consolidated and combined state and local returns, filed by BAC. The Company settled its consolidated and combined tax liabilities by making payments to BAC. Since December 20, 1996, the Company has filed separate federal and certain separate state and local tax returns according to the taxable activity of its operations. As a result, the Company's federal and separate state and local income tax provisions and related tax liabilities were calculated on a stand-alone basis. In addition, the Company continues to be included in certain consolidated and combined state and local tax returns filed by BAC. In accordance with the Company's tax allocation agreement with BAC, the consolidated and combined state and local income tax provision and related tax liabilities and assets for the Company will be determined as though the Company had filed separate tax returns. If the Company is unable to fully recognize all of its state and local deferred tax assets on a separate return basis, the Company will recognize additional deferred tax assets to the extent they are expected to be realized in the consolidated and combined state and local returns. Tax payments related to excess losses or tax credits will be received by the Company if these deductions and credits are utilized in the consolidated and combined state and local returns.

  Accounting for Stock-Based Compensation - Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" provides an alternative to Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees". The Company accounts for its stock-based

                          BA MERCHANT SERVICES, INC.

compensation plans in accordance with APB Opinion No. 25, and related interpretations. Accordingly, if the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized by the Company. If the exercise price of an award is less than the fair market value of the underlying stock at the date of grant, the Company recognizes the difference as compensation expense over the vesting period of the award. The Company also provides the required pro forma net income and pro forma earnings per share disclosures as if the fair value measurement provisions of SFAS No.123 had been adopted. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

  Earnings per Common Share - Basic earnings per common share and diluted earnings per common share are presented in conformity with SFAS No. 128, "Earnings per Share", for all periods presented. In accordance with SFAS No. 128, basic and diluted earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. As a result, under the new requirements, earnings per common share excludes any dilutive effects of stock options and warrants. Also, the dilutive effect of stock options and warrants used to compute diluted earnings per common share is based on the average market price of the Company's common stock for the period.

  Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of drafts in transit and accounts receivable.

  Fair Value of Financial Instruments - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the Consolidated Balance Sheet. Considerable judgement is required in interpreting market data to develop estimates of fair value. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at either December 31, 1998 or 1997. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, receivables and obligations under accounts payable and other short-term liabilities, approximate their fair value.

  Recently Issued Accounting Standards - Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. SFAS No. 130 requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. All prior periods presented have been restated to conform to the provisions of SFAS No. 130.

  Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for a more comprehensive disclosure about an enterprise's operating segments. The Company adopted SFAS No. 131 in the fourth quarter of 1998. The adoption of SFAS No. 131 did not affect results of operations, financial position or disclosure of segment information. Throughout 1998, the Company maintained merchant processing operations in Asia which on a consolidated level accounted for less than 10 percent of total assets, net revenue and net income. The merchant processing operations in Asia provide substantially the same products and services to merchants as compared to the domestic operations.

                          BA MERCHANT SERVICES, INC.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivate Instruments and Hedging Activities", which is effective for financial statements for fiscal years beginning after June 15, 1999. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of accumulated comprehensive income in stockholders' equity until the hedge transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the impact of SFAS No. 133 will be on the earnings and financial position of the Company.

  Use of Estimates in the Preparation of Financial Statements - The preparation of the consolidated financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

3. Merchant Deposits

  Merchant deposits are restricted deposit accounts held at the Bank that may be used by the Company to satisfy chargebacks and other disputes. When a credit card is used to initiate a transaction which is disputed by the cardholder, it is the responsibility of the card-accepting processor to see that the merchant resolves the dispute. If the merchant is unable or unwilling to do so, the processor may have to refund to the cardholder the purchase price of the disputed transaction. As protection against such liability, the Company may require certain merchants to maintain restricted deposit accounts in which the Company has a security interest. Because these deposits are legal liabilities of the respective Bank branches, such deposits do not appear on the balance sheet of the Company. At December 31, 1998, merchant deposits were approximately $9.5 million.

4. Supplemental Disclosures of Cash Flow Information

  During 1996, the Company exchanged 30.2 million shares of Class B Common Stock for the Bank's interest in certain net assets of its United States merchant processing operations. In addition, the Company issued 134,000 shares of restricted stock to management personnel. During 1997, the Company exchanged 2.2 million shares of Class B Common Stock for the Bank's interest in specific net assets of certain of its Asian merchant processing operations. Additionally, during 1998 and 1997 the Company issued 10,456 and 17,000 shares of restricted stock to management personnel, respectively. Cancellation of restricted stock during 1998 amounted to 12,262 shares. There were no cancellations of restricted stock during 1997.

  During the years ended December 31, 1998, 1997 and 1996, the Company made net income tax payments to BAC of $6.5 million, $3.9 million, and $15.9 million, respectively. During the years ended December 31, 1998, 1997 and 1996, the Company made additional income tax payments of $21.7 million, $22.5 million and $1.3 million, respectively, directly to various taxing authorities. Cash payments for interest were approximately $0.8 million, $0.8 million, and $1.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

5. Property and Equipment

  The following is a summary of property and equipment as of December 31, 1998 and 1997:

                                                               1998      1997
   (amounts in thousands)                                    --------  --------
   Furniture and equipment.................................. $ 12,855  $ 12,373
   Payment processing terminals.............................   71,638    56,044
                                                             --------  --------
                                                               84,493    68,417
   Less: Accumulated depreciation...........................  (55,470)  (40,655)
                                                             --------  --------
                                                             $ 29,023  $ 27,762
                                                             ========  ========

                          BA MERCHANT SERVICES, INC.

6. Other Current Liabilities

  The following is a summary of other current liabilities as of December 31, 1998 and 1997:

                                                                   1998   1997
   (amounts in thousands)                                         ------ ------
   Merchant settlement liabilities............................... $6,373 $6,088
   Payable to affiliates.........................................  1,906  2,681
   Other.........................................................    521    456
                                                                  ------ ------
                                                                  $8,800 $9,225
                                                                  ====== ======

7. Revolving Line of Credit

  During 1998, the Company had a $100 million revolving line of credit facility (inclusive of overdraft facilities) established with the Bank that bears interest based on various optional rates at the Company's election, including the Bank's reference rate, or LIBOR plus 50 basis points. Interest is payable quarterly. The revolving line of credit expires on May 31, 1999.

8. Income Taxes

  The significant components of the provision for income taxes were as follows:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1998     1997     1996
   (amounts in thousands)                             -------  -------  -------
   Current:
   Federal..........................................  $22,643  $21,411  $14,515
   State and local..................................    6,811    5,869    4,691
   Foreign..........................................    1,803      909    1,343
                                                      -------  -------  -------
                                                       31,257   28,189   20,549
                                                      -------  -------  -------
   Deferred:
   Federal..........................................   (2,578)  (2,026)  (1,065)
   State and local..................................     (134)    (143)    (232)
                                                      -------  -------  -------
                                                       (2,712)  (2,169)  (1,297)
                                                      -------  -------  -------
     Total..........................................  $28,545  $26,020  $19,252
                                                      =======  =======  =======

  The reconciliation of the provision for income taxes computed at the U.S. statutory income tax rate to pretax income is as follows:

                                                                Year Ended
                                                               December 31,
                                                              ----------------
                                                              1998  1997  1996
                                                              ----  ----  ----
   Federal statutory income tax rate......................... 35.0% 35.0% 35.0%
   State and local income taxes, net of federal tax effect...  6.3   5.9   6.2
   Merger expenses...........................................  2.4   --    --
   Other, net................................................  0.1   0.1   0.1
                                                              ----  ----  ----
    Effective tax rate....................................... 43.8% 41.0% 41.3%
                                                              ====  ====  ====

                          BA MERCHANT SERVICES, INC.

  The significant components of the Company's deferred income tax assets are shown below:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
   (amounts in thousands)                                         ------ ------
   Deferred income tax assets:
   Accrued expenses.............................................. $2,318 $2,075
   State taxes...................................................  1,705  1,584
   Foreign currency translation..................................  2,085    --
   Identifiable intangible assets................................    430    167
                                                                  ------ ------
   Total deferred income tax assets.............................. $6,538 $3,826
                                                                  ====== ======

  Management believes that the Company will fully realize its total deferred income tax assets based upon its current level of operating income. Accordingly, no valuation allowance was established for any reporting period presented.

9. Employee Benefit Plans

  The Company participates in defined benefit pension plans, defined contribution plans, welfare benefit plans, and post-retirement and post-employment plans sponsored by BAC which cover substantially all salaried employees of the Company. The Company receives a monthly charge from BAC for its share of pension costs in an amount equivalent to the employer expense of the employee benefit plans, health and dental insurance plans, workers' compensation insurance, and other compensation-related expenses for its employees participating in the plans. Employee benefits costs incurred by the Company are calculated by applying a benefit factor percentage, as determined by BAC, against employee base salaries for the defined benefit pension plan and defined contribution plans and a per employee charge for welfare benefits. For the years ended December 31, 1998, 1997, and 1996, the Company incurred a total expense of $5.4 million, $4.4 million, and $4.1 million, respectively, for its share of retirement and welfare plan expenses.

  Defined Benefit Plans - Eligible salaried U.S. employees of the Company are covered under the BankAmerica Pension Plan (the Pension Plan), which is a defined benefit cash balance plan. The BAC Pension Plan was merged with the corresponding NBC Plan effective December 31, 1998. The Company will remain under its current plan until the plan is amended in 2000. Prior to January 1, 1996, certain Company employees were covered by the Seafirst Corporation Retirement Plan (the Seafirst Plan), a final average pay defined benefit plan. Effective December 31, 1995, the Seafirst Plan was merged into the Pension Plan; however, the Seafirst Plan benefit formula remained in effect for Seafirst employees through March 31, 1996.

  Benefits are based on the employees' length of service, level of compensation and a specified interest rate (6.25%, 6.50%, and 7.25% for the years ending December 31, 1998, 1997 and 1996, respectively). Effective January 1, 1996, the benefit formula of the Pension Plan was amended such that eligible participants receive nonmatching employer contributions, called pay-based credits, of 7 percent of annual qualified earnings over one-half of the Social Security wage base. Contributions are made by the Company to BAC based on actuarial computations of the amount sufficient to fund the current service cost plus amortization of the unfunded actuarial accrued liability. Contributions are determined in accordance with Internal Revenue Service funding requirements and are invested in diversified portfolios. Effective April 1, 1998, eligible hourly employees also began to realize pension-based credits.

  Certain non-U.S. employees of the Company are covered by noncontributory defined pension plans that the Company funds primarily in accordance with local laws. The actuarial assumptions used in computing the present

                          BA MERCHANT SERVICES, INC.

value of the accumulated benefit obligation, the projected benefit obligation, and net pension expense for the non-U.S. plans are substantially consistent with those assumptions used for the U.S. plans, given local conditions.

  Aggregate contributions for all the defined benefit plans were $1.8 million, $1.8 million, and $1.1 million for the years ended December 31, 1998, 1997, and 1996, respectively.

  Defined Contribution Plans - The majority of salaried U.S. employees of the Company participate in the BankAmerica 401(k) Investment Plan. This plan provides tax-deferred investment opportunities to salaried employees who have completed a required length of service. Employees may contribute to the plan up to certain limits prescribed by the Internal Revenue Service. A portion of these contributions is matched by the Company. Contributions are invested at the direction of the participant. Prior to April 1, 1996, certain Company employees participated in the Seafirst Corporation Employee Matched Savings Plan (Seafirst Savings Plan), also a defined contribution plan with matching employer contributions. Effective April 1, 1996, the Seafirst Savings Plan was merged into and replaced by the BankAmerica 401(k) Investment Plan. Effective January 1, 1996, the BankAmerica 401(k) Investment Plan was amended to provide eligible employees with pay-based credits equal to 3 percent or 7 percent of an eligible employee's annual qualified earnings up to one-half of the Social Security wage base, depending upon the employee's age or length of service. Effective April 1, 1998, eligible hourly employees are able to contribute to the plan and receive company matching contributions and pay-based credits. Matching contributions made by the Company on behalf of eligible U.S. employees to BankAmerica's 401(k) Investment Plan were $0.8 million, $0.7 million, and $0.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  Post-Retirement Health Care and Life Insurance Benefits - Currently, the Company provides certain defined health care and life insurance benefits under plans for certain U.S. retired employees sponsored by BAC. Retiree health care benefits are offered under self-insured arrangements, as well as through various health maintenance organizations. Retiree life insurance benefits are provided through an insurance company. BAC allocates the cost of post-retirement benefits to the Company as part of a per employee charge for welfare benefits. That charge is periodically reviewed and evaluated. The retiree's share is the remainder of the cost for the given coverage. BAC's policy is to fund the cost of medical benefits in amounts determined at the discretion of management. Employer contributions are invested in diversified portfolios, including fixed income and equity investments. Contributions expense to the Plan were $0.6 million, $0.5 million and $0.4 million for the three years ended December 31, 1998, 1997 and 1996, respectively.

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

                          BA MERCHANT SERVICES, INC.

  On December 19, 1996, contingent upon completion of the Offerings, the Company awarded to its executive officers stock options representing 257,000 shares of Class A Common Stock and 134,000 Class A Common Restricted Stock with a fair value at the date of grant of $15.50 per share. The transfer of stock was at no cost to the officers. The shares under option vest ratably over three years and have a maximum term of ten years after the grant date. An additional 10,456 and 17,000 restricted shares were issued during 1998 and 1997, respectively. As of December 31, 1998, 138,589 restricted shares were outstanding. One-third of the restricted shares vest three years after the date of grant. The remaining shares vest ratably thereafter over the next two years. Compensation expense related to the restricted shares was $0.4 million and $0.6 million for the year ended December 31, 1998 and 1997, respectively.

  The Company has adopted a program within the LTIP called Ownership Counts!(TM) under which substantially all employees of the Company receive periodic stock option grants, or stock appreciation rights (SARs) in certain foreign locations, for no more than 800 shares of the Company's Class A Common Stock annually. SARs are generally exercisable under the same terms as the options. The shares under option vest ratably over three years and have a maximum term of five years after the date the options are granted.

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

  At December 31, 1998, shares available for grant under the LTIP and Director Plan as either stock options or restricted stock were 5,400,428. Shares subject to options that are canceled become available for future grants.

  The following is a summary of the Company's stock option activity, and related information for the periods ended December 31, 1998 and 1997:

                                                1998                1997
                                         -------------------- ------------------
                                                    WEIGHTED-          WEIGHTED-
                                                      AVG.               AVG.
                                                    EXERCISE           EXERCISE
                                          SHARES      PRICE   SHARES     PRICE
                                         ---------  --------- -------  ---------
   Balance, beginning of year...........   890,985   $13.82   658,765   $13.06
   Granted..............................   654,435   $16.29   253,083   $16.01
   Exercised............................    (4,114)  $15.36       (34)  $15.50
   Forfeited............................   (80,324)  $15.77   (20,829)  $16.23
                                         ---------   ------   -------   ------
   Balance, end of year................. 1,460,982   $14.82   890,985   $13.82
                                         =========   ======   =======   ======
   Exercisable at end of year...........   591,589   $12.89   369,959   $11.67
                                         =========   ======   =======   ======

  At December 31, 1998, 561,292 options were outstanding with exercise prices ranging from $7.97 to $15.47 having a weighted-average remaining contractual life of 5.4 years, and 899,690 options were outstanding with exercise prices ranging from $15.50 to $19.19 having a weighted-average remaining contractual life of 6.9 years. If the proposed merger with BankAmerica is consummated, the Merger Agreement provides for the cancellation

                          BA MERCHANT SERVICES, INC.

of all outstanding options issued under the LTIP and Director Plan in exchange for a cash payment equal to the excess, if any, of the merger consideration over the exercise price. For certain executive officers of BAMS, the excess of the merger consideration over the exercise price will be distributed in accordance with originally scheduled vesting of the related restricted stock.

  The table below reflects the Company's pro forma net income and pro forma earnings per share for the years ended December 31, 1998, 1997 and 1996 as if compensation cost for the Company's stock plans had been determined based on the estimated fair value at the grant dates for awards under those plans and expensed. Since pro forma compensation cost relates to all periods over which the awards vest, the initial impact on pro forma net income may not be representative of compensation cost in subsequent years, when the effect of the amortization of multiple awards would be reflected.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1998    1997    1996
   PRO FORMA RESULTS                                    ------- ------- -------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net income.......................................... $35,064 $36,674 $27,309
   Earnings per common share........................... $  0.72 $  0.75 $  0.56
   Diluted earnings per common share................... $  0.72 $  0.75 $  0.56

  Fair values of the options were estimated at the date of grant using a variation of the Black-Scholes option pricing model, which includes the following assumptions used for the stock options awarded during 1998, 1997 and 1996, respectively: risk free weighted average interest rate of 6.0 percent,
6.23 percent and 6.13 percent; weighted average expected volatility of 49.4 percent, 64.2 percent and 23.0 percent; expected option life of the LTIP of 4.0, 4.3 and 4.1 years; expected life for Ownership Counts!(TM) of 3.0, 2.6 and 2.6 years and the expected life for the Director Plan of 10.0, 10.0 and
10.0 years; and expected dividend yield of zero.

  The weighted-average fair value of the options on the respective grant dates during 1998, 1997 and 1996 was $7.65, $7.64 and $4.67 per share. The exercise price of each option equals the market price of the Company's Class A Common Stock on the date of grant. Expiration dates for options outstanding at December 31, 1998 ranged from December 18, 2001 to August 1, 2008.

10. COMMITMENTS AND CONTINGENCIES:

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

  Due to the nature of its business, the Company is subject to various threatened or filed legal actions. Although the amount of the ultimate exposure, if any, cannot be determined at this time, the Company, based upon the advice of counsel, does not expect the final outcome of threatened or filed suits to have a material adverse effect on its financial position.

  Subsequent to the announcement by BankAmerica and the Company that BankAmerica was offering to acquire through merger all of the Class A Common Stock three putative class action lawsuits were filed. On December 22, 1998 counsel to the plaintiffs, BankAmerica and the Company entered into a Memorandum of Understanding for settlement of the litigation subject to court approval and certain other conditions. On February 9, 1999, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release for settlement of the cases. A hearing to consider settlement of the case and requested attorney's fees was held

                          BA MERCHANT SERVICES, INC.

on March 18, 1999. An order and final judgment was entered at that time dismissing the suits and awarding attorney's fees and costs of $1.1 million in fees and approximately $35,000 in expenses. The settlement will be effective five days after the later of (i) consummation of the merger and (ii) the Order and Final Judgment of March 18, 1999 becoming final, which, in the absence of an appeal, will occur on April 19, 1999.

11. RELATED PARTIES

  The Company and BankAmerica engage in various intercompany transactions and arrangements including the provision by BankAmerica of various services to the Company. Such services are currently provided pursuant to various intercompany agreements which, among other things, grant to the Company a license to use the Bank of America name and certain trademarks and services marks in connection with the Company's business.

  Additional services provided under the intercompany agreements include product distribution services, direct access processing services, direct access marketing services, system support services, association and network sponsorship and representation in the credit card associations, telecommunications services, tax and treasury services, regulatory and compliance, legal, accounting and audit services and other miscellaneous support and administrative services. Fees paid for these services were approximately $6.2 million, $7.8 million, and $10.9 million, for the years ended December 31, 1998, 1997, and 1996, respectively.

  As part of the intercompany agreements, the Company paid BankAmerica total rental expense of $2.4 million, $2.6 million, and $2.2 million, for the years ended December 31, 1998, 1997, and 1996, respectively. The Company leases its facilities from BankAmerica under a five-year lease agreement which can be cancelled with six months notice.

  The Company believes that the cost of services provided under the intercompany arrangements are not materially different from the costs that would have been incurred if the Company was unaffiliated with BankAmerica.

  In connection with the Offerings, BankAmerica and the Company also entered into a Non-Competition and Corporate Opportunities Allocation Agreement pursuant to which BankAmerica will not compete with the Company for a period of five years with respect to payment processing for merchants to the extent that such payments arise in the use of credit, charge or debit cards for the purchase of goods and services and are authorized through an electronic medium originating at the point of sale in the United States and, following the transfer of the Bank's merchant processing business in Taiwan, Thailand and the Philippines, in those Asian countries. Any or all of the intercompany agreements may be terminated by BankAmerica, if at any time it beneficially owns shares representing less than a majority of the voting power of the Company's outstanding common stock.

12. EARNINGS PER SHARE

  Historical earnings per share has not been presented for the year ended December 31, 1996 since such information would not be meaningful because the Company had no outstanding stock prior to the Reorganization. Pro forma earnings per share for the year ended December 31, 1996 was computed by dividing net income by the weighted-average number of common shares outstanding and the additional dilutive effect of the stock rights and options outstanding assuming the Reorganization and Asia Acquisitions had occurred as of January 1, 1994 and the stock issued in the Reorganization, Offerings and Asia Acquisitions had been outstanding for the year ended December 31, 1996:

   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net income.......................................................... $27,365
   Average number of shares outstanding................................  48,500
   Pro forma earnings per share (unaudited)............................    $.56
   Pro forma earnings per share, as adjusted (unaudited)(a)............    $.69

                                                       (footnotes on next page)

                          BA MERCHANT SERVICES, INC.

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

  The Company is authorized to issue, in one or more series, ten million shares of preferred stock and to fix the dividend rights, conversion rights, terms and rights of redemption, liquidation preferences and sinking fund terms. At December 31, 1998 and 1997, no preferred stock was outstanding.

14. Forward Exchange Contracts

  At December 31, 1998, the Company had entered into short-term non-delivery forward exchange contracts with BAC. Those contracts had notional principal amounts totaling $34.6 million at forward rates ranging from New Taiwanese
(NT) $32.25 to NT $34.78. Exposure to loss on these contracts will increase or decrease over the contract life as currency exchange rates fluctuate. At December 31, 1997, $30.4 million in forward contracts were outstanding.

15. Supplemental Pro Forma Statement of Operations (Unaudited)

  Supplemental unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 1996 has not been presented since the effects of the Reorganization, Offerings and the Asia Acquisitions did not have a material impact on the Company's operating results.

                           BA MERCHANT SERVICES, INC.

16. Quarterly Financial Summary (Unaudited)

                                                Year Ended December 31, 1998
                                               -------------------------------
                                                First  Second   Third  Fourth
                                               Quarter Quarter Quarter Quarter
(amounts in thousands, except per share data)  ------- ------- ------- -------
Net revenue................................... $41,834 $45,239 $48,716 $52,587
Operating expense.............................  28,936  31,503  31,458  38,340
                                               ------- ------- ------- -------
Operating income..............................  12,898  13,736  17,258  14,247
Net interest income (expense).................   1,846   1,900   1,669   1,655
                                               ------- ------- ------- -------
  Income before income taxes..................  14,744  15,636  18,927  15,902
Provision for income taxes....................   6,045   6,411   7,760   8,329
                                               ------- ------- ------- -------
  Net income.................................. $ 8,699 $ 9,225 $11,167 $ 7,573
                                               ------- ------- ------- -------
Basic and diluted earnings per common share
 ............................................. $  0.18 $  0.19 $  0.23 $  0.16
                                               ======= ======= ======= =======
                                                Year Ended December 31, 1997
                                               -------------------------------
                                                First  Second   Third  Fourth
                                               Quarter Quarter Quarter Quarter
                                               ------- ------- ------- -------
Net revenue................................... $35,969 $38,882 $41,192 $44,932
Operating expense.............................  24,360  25,579  26,115  29,235
                                               ------- ------- ------- -------
Operating income..............................  11,609  13,303  15,077  15,697
Net interest income (expense).................   1,524   2,228   2,059   1,951
                                               ------- ------- ------- -------
  Income before income taxes..................  13,133  15,531  17,136  17,648
Provision for income taxes....................   5,428   6,420   7,082   7,090
                                               ------- ------- ------- -------
Net income.................................... $ 7,705 $ 9,111 $10,054 $10,558
                                               ======= ======= ======= =======
Basic and diluted earnings per common share
 ............................................. $  0.16 $  0.19 $  0.21 $  0.22
                                               ======= ======= ======= =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS

                          Principal Occupation, Business Experience    Director
 Name and Age                         and Directorships                 Since
 ------------             -----------------------------------------    --------
 Sharif M. Bayyari      Mr. Bayyari has been the President and Chief     1996
 Age: 54                Executive officer and a member of the Board
                        of Directors of the Company since its
                        formation. From 1993 until the Company's
                        formation, he was an Executive Vice
                        President responsible for managing the
                        merchant services businesses of Bank of
                        America. From 1983 to 1993, he was with
                        National Data Corporation, where he served
                        as Group Vice President in charge of
                        operations from 1990 to 1993. National Data
                        Corporation is a merchant services business.

 Christopher A. Callero Mr. Callero has served as a member of the        1998
 Age: 47                Board of Directors of the Company since May
                        1998. Mr. Callero has served as Group
                        Executive Vice President of Bank of America
                        since 1994. He is currently responsible for
                        Strategic Technology and Integrated Payments
                        Services at BankAmerica. Until his
                        assignment to his current post in 1998, he
                        was the Transition Executive in the Bank of
                        America Consumer and Commercial Banking
                        group. From August 1997 until May 1998, he
                        was head of the Bank of America Deposit and
                        Payment Services group; and from March 1994
                        until May 1997, he was head of the Bank of
                        America National Consumer Assets Group.

 Barbara J. Desoer      Ms. Desoer has served as a member of the         1996
 Age: 46                Board of Directors of the Company since
                        November 1996. She is currently President,
                        Northern California Banking, at Bank of
                        America. Previously she was Group Executive
                        Vice President and head of the California
                        Retail Group of Bank of America. Ms. Desoer
                        joined Bank of America in 1977.

 Donald R. Dixon        Mr. Dixon has served as a member of the          1996
 Age: 51                Board of Directors of the Company since
                        November 1996. He has been the Managing
                        Director of Trident Capital, Inc., a venture
                        capital firm, since 1993. He was Co-
                        President of Partech International, a
                        private equity fund manager associated with
                        Banque Paribas, from 1988 to 1993. Before
                        that time, he was Managing Director of Alex
                        Brown & Sons, Incorporated and a Vice
                        President of Morgan Stanley. He currently
                        serves on the Board of Directors of Platinum
                        Software Corporation, Evolving Systems,
                        Inc., and several privately owned
                        corporations.

 William E. Fisher      Mr. Fisher has served as a member of the         1996
 Age: 52                Board of Directors of the Company since
                        November 1996. He is the President, Chief
                        Executive Officer and Chairman of
                        Transaction Systems Architects, Inc., where
                        he has been employed since 1987. He
                        currently serves on the Board of Directors
                        of Transaction Systems Architects, Inc.,
                        Hypercom Inc. and West Teleservices Corp.

 James G. Jones  Mr. Jones has served as a member of the Board of          1996
 Age: 50         Directors of the Company since November 1996. He is
                 currently President, Direct Banking and Insurance, for
                 Bank of America. He was Group Executive Vice President
                 and head of Consumer Credit & Card Services for Bank of
                 America from 1992 until 1998. Before joining Bank of
                 America in 1992, he served for nine years as Executive
                 Vice President and head of Consumer Credit at Wells
                 Fargo Bank.

 Hatim A. Tyabji Mr. Tyabji has served as a member of the Board of         1998
 Age: 53         Directors since May 1998. He is presently a consultant
                 to VeriFone, Inc., the firm he headed as Chairman,
                 President and Chief Executive Officer until his
                 retirement in March 1998. He joined VeriFone as
                 President and Chief Executive Officer in 1986. Before
                 his appointment at VeriFone, he spent 13 years in
                 management positions at Sperry Corporation. He was
                 President of the Information Systems Products and
                 Technologies Group of the merged Sperry and Burroughs
                 organizations, which has since become Unisys
                 Corporation. Mr. Tyabji is a director of Deluxe
                 Corporation, Best Buy and certain privately owned
                 technology firms.

Executive Officers

  The executive officers of the Company include Mr. Bayyari, the President and Chief Executive Officer of the Company and a member of the Board of Directors, about whom information is provided above.

 James H. Williams  Mr. Williams has been the Executive Vice President, Chief
 Age: 55 Financial Officer, Chief Accounting Officer and Treasurer of the Company since its formation. Before joining the Company, Mr. Williams was employed by Bank of America as a Group Executive Vice President and Chief Accounting Officer and by BankAmerica Corporation (BankAmerica) as Executive
                    Vice President. Before joining Bank of America in 1994, Mr.
                    Williams worked for Seafirst Corporation, starting in 1973, and was named Chief Financial Officer of that organization in 1984 and Manager of Operations and Finance Group in June
                    1993. Seafirst Corporation became a subsidiary of BankAmerica in 1983.

 Le Tran-Thi        Ms. Tran-Thi has been the Company's Senior Vice President
 Age: 52            and Director of Operations and Asia Merchant Services since the Company's formation. Previously, Ms. Tran-Thi was a
                    Senior Vice President for Bank of America responsible for
                    operations of Bank of America's Asian merchant processing
                    businesses, joining Bank of America in 1981.

 Michael J. Sanders Mr. Sanders has been the Company's Senior Vice President
 Age: 49 and Director of Sales since the Company's formation. Before joining the Company, Mr. Sanders was a Senior Vice
                    President and Sales Director for Bank of America's merchant services business since 1993, having previously served in various operations, customer service, sales and sales management roles with Bank of America since 1967.

 James M. Aviles    Mr. Aviles has been the Company's Senior Vice President and
 Age: 38            Director of
                    Product/Strategy/Technology Support since the Company's
                    formation. Mr. Aviles joined Bank of America's merchant
                    services business in 1988, and in June 1993 he assumed
                    responsibility for Bank of America's product development,
                    strategic planning and marketing function for its merchant services businesses.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and stockholders who own more than 10% of a registered class are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998 all Section 16(a) filing requirements applicable to the Company's officers, directors and holders of more than ten percent of the Company's Common Stock were complied with.

Item 11. Executive Compensation

Compensation of Executive Officers

  The following table sets forth certain summary information concerning compensation earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers during each of the last three fiscal years. Certain of the amounts shown represent payments made to such individuals by BankAmerica and its subsidiaries and affiliates.

                          SUMMARY COMPENSATION TABLE

                                                                           Long Term
                                        Annual Compensation              Compensation
                                  ---------------------------------- -------------------------
                                                           Other     Restricted     Securities
                                                           Annual      Stock        Underlying      All Other
Name And Principal Position  Year Salary(1)     Bonus   Compensation   Awards        Options     Compensation(2)
---------------------------  ---- ---------    -------- ------------ ----------     ----------   ---------------
Sharif M. Bayyari........... 1998 $220,000          --      --            --             --          $15,394
 President and Chief         1997  220,000          --      --            --          64,328(3)       34,539
 Executive Officer           1996  190,000(4)  $175,000     --         27,092(5)(6)   99,631(7)       14,994
James H. Williams (8)....... 1998  175,000          --      --            --             --           17,269
 Executive Vice President    1997  175,000          --      --            --          28,479(9)       45,358
 and Chief Financial Officer
Le Tran-Thi................. 1998  130,000          --      --            --             --            8,894
 Senior Vice President and   1997  130,000          --      --            --          27,376(9)       13,247
 Director, Operations & Asia 1996  115,000(4)    70,000     --         12,000(5)      32,090(10)       9,057
 Merchant Services
Michael J. Sanders.......... 1998  130,000       77,775     --            --             --           16,127
 Senior Vice President and   1997  119,167       55,683     --            --          18,454          10,098
 Director, Sales             1996   80,916(4)    46,738     --         12,000(5)      31,000(11)       8,570
James M. Aviles............. 1998  128,333          --      --            --             --            8,811
 Senior Vice President and   1997  120,000          --      --            --          29,132(12)      10,889
 Director of                 1996   84,167(4)    45,000     --         12,000(5)      31,000(11)       5,177
 Product/Strategy/Technology
 Support

-------
 (1) The amounts shown include amounts deferred under the BankAmerica 401(k) Investment Plan.
 (2) The amounts shown consist of contributions made by the Bank to the BankAmerica 401(k) Investment Plan and Supplemental Retirement Plan.
 (3) Includes 46,136 options awarded under the Long-Term Incentive Plan, as well as 18,192 options awarded as a short-term incentive.
 (4) Salary paid in 1996 to the named officers included certain amounts paid by the Bank as follows: Mr. Bayyari, $174,167; Ms. Le Tran-Thi, $115,000; Mr. Sanders, $73,833; and Mr. Aviles, $76,667. Salary and bonus paid to the named officers prior to 1996 was paid entirely by the Bank.
 (5) Represents shares of the Company's Class A Common Stock. The number of shares and their value (based on the closing price in the New York Stock Exchange Composite Transactions of the Company's Class A Common Stock at December 31, 1996 of $17.50 per share) for each of the named officers was as follows: Mr. Bayyari, 27,092 shares ($474,110); Ms. Le Tran-Thi, 12,000 shares ($210,000); Mr. Sanders, 12,000 shares ($210,000); and Mr.
     Aviles, 12,000 shares ($210,000). The Company has not paid any dividends since its incorporation. It currently intends to retain all future earnings for use in the operations of its business and does not anticipate paying any cash dividends in the foreseeable future.
 (6) Mr. Bayyari received 500 shares of restricted BankAmerica common stock in 1994, of which 375 shares remained unvested at December 31, 1996. On such date, these shares of restricted BankAmerica common stock were exchanged for 2,092 shares of restricted Class A Common Stock.
 (7) Includes options to purchase 8,000 shares of BankAmerica common stock which were exchanged for options to purchase 44,631 shares of Class A Common Stock.
 (8) Compensation for Mr. Williams is not provided in this table prior to 1997, because he did not provide services to the merchant services businesses prior to October 1996. The total salary and bonus earned by Mr. Williams from October 1996 through December 1996 did not exceed $100,000.
 (9) Includes 20,761 options awarded under the Long-Term Incentive Plan, as well as options awarded as a short-term incentive as follows: Mr. Williams, 7,718; and Ms. Tran-Thi, 6,615.
(10) Represents options to purchase 90 shares of BankAmerica common stock granted to Ms. Tran-Thi on November 18, 1996 pursuant to the Bank's "Take Ownership" program, options to purchase 4,000 shares of BankAmerica common stock and options to purchase 28,000 shares of Class A Common Stock.
(11) Represents options to purchase 3,000 shares of BankAmerica common stock and options to purchase 28,000 shares of Class A Common Stock.
(12) Includes 23,068 options awarded under the Long-Term Incentive Plan, as well as 6,064 options awarded as a short-term incentive.

Individual Grants

  The following tables provides information on options to purchase Class A Common Stock of the Company granted during 1998 to the named executive officers.

                                                                  Percent of
                            First               Total Number of  Total Options
                         Anniversary   3 year     Securities      Granted to      Exercise or              Grant Date
                           Vesting    Vesting     Underlying     Employees in     Base Price    Expiration  Present
Name                     Options(1)  Options(2) Options Granted Fiscal Year (3) (Per Share) (4)    Date     Value(5)
----                     ----------- ---------- --------------- --------------- --------------- ---------- ----------
Sharif M. Bayyari.......   18,192      46,136       64,328           9.83%          $16.875       2/1/08    $490,823
James H. Williams.......    7,718      20,761       28,479           4.35%           16.875       2/1/08     217,295
Le Tran-Thi.............    6,615      20,761       27,376           4.18%           16.875       2/1/08     208,879
Michael J. Sanders......      --       18,454       18,454           2.82%           16.875       2/1/08     140,804
James M. Aviles.........    6,064      23,068       29,132           4.45%           16.875       2/1/08     222,277

--------
(1) The shares subject to each option become exercisable on the first anniversary of the grant.
(2) One-third of the shares subject to each option become exercisable on the first, second and third anniversaries of the date of grant.
(3) Percentage based on options granted by the Company in 1998.
(4) The exercise price of each option equals the market price of the Company's Class A Common Stock on the date of the grant.
(5) The estimated "grant date present value" of the Company options granted in 1998 is based on a variation of the Black-Scholes option pricing model, which includes the following assumptions used for the stock options awarded during 1998: a risk free interest rate of 6.00%, an expected option term of 4 years, an expected volatility of 49.4% and an expected dividend yield of zero.

Pension Plan

  The Company is a participating employer in the BankAmerica Pension and Supplemental Retirement Plans, and its executive officers continue to accrue benefits under these plans.

  The named executive officers received pension benefits for 1998 through the BankAmerica Pension Plan, a "cash balance" defined benefit pension plan, and the Supplemental Retirement Plan, which provides additional benefits equal to the employer-provided benefits that plan participants do not receive under the BankAmerica Pension Plan because of Internal Revenue Code limits. Effective January 1, 1996, participants in the plans accrued benefits equal to 7% of qualified earnings in excess of one-half of the Social Security wage base each year. (Participants receive BankAmerica 401(k) Investment Plan contributions on qualified earnings up to one-half of the Social Security wage base each year.) Qualified earnings include salary and most cash incentive and bonus payments. Participants' benefits are adjusted each year by an interest factor. Estimated annual retirement benefits under the BankAmerica Pension and Supplemental Retirement Plans for the named executive officers of the Company at age 65 are as follows:

Name                                      Year Reaching Age 65 Amount of Annuity
----                                      -------------------- -----------------
Sharif M. Bayyari........................         2010             $ 47,306
James H. Williams........................         2008              103,383
Le Tran-Thi..............................         2011               33,643
Michael J. Sanders.......................         2014               44,962
James M. Aviles..........................         2025               66,532

  The estimated annual retirement benefits shown assume bonuses equal to the average percentage bonus (as a percentage of year-end salary) or the cash equivalent of a short-term incentive award received for the last three years, a 5% interest factor, retirement at age 65 and no increase in salary.

Other Benefit Plans

  The Company is also a participating employer in the other benefit programs sponsored by BankAmerica, including the BankAmerica 401(k) Investment Plan with matching employer contributions, group health, life, accident and disability coverage and preferred rates on certain loans and banking services. These programs are made available to executive officers of the Company on terms not more favorable than those offered to other employees. The participation of the Company in BankAmerica sponsored benefit programs is subject to the continued authorization of BankAmerica and the Company's election to participate.

Item 12.Security Ownership of Certain Beneficial Owners and Management

  The following table indicates the name, address and stock ownership of the only persons or groups of persons known by the Company to own more than five percent of the outstanding shares of either Class A Common Stock or Class B Common Stock as of March 26, 1999:

                                                          Shares of
                                                         Common Stock  Percent
                          Name and Address of            Beneficially     of
 Class of Common Stock    Beneficial Owner                  Owned      Class(1)
 ---------------------    -------------------           -------------- --------
 Class A Common Stock     William Blair & Company,        2,671,786(3)   16.44%
                          L.L.C.(2)

 Class A Common Stock     FMR Corp.(4)                    1,178,200(5)    7.25%

 Class A Common Stock     Friess Associates, Inc.(6)      1,144,000(7)    7.04%

 Class A Common Stock     Gabelli Funds, Inc.,            2,391,500(9)   14.72%
                          Gabelli Funds, LLC, GAMCO
                          Investors, Inc., Gabelli
                          Associates Fund, Gabelli
                          Associates Limited, Gabelli
                          International Limited,
                          Gabelli Fund, LDC, Gabelli
                          Foundation, Inc.,
                          Gabelli Asset Management
                          Inc., Marc J. Gabelli,
                          Mario J. Gabelli(8)

 Class A Common Stock     Milton Arbitrage Partners,       819,600(11)    5.04%
                          L.L.C.(10)

 Class B Common Stock(12) Bank of America National      32,400,000(14)  100.00%
                          Trust and
                          Savings Association(13)

--------
 (1) Calculated based on the number of shares of Class A Common Stock issued and outstanding on March 26, 1999.
 (2) The address of the principal place of business of William Blair & Company, L.L.C. is 222 W. Adams St., Chicago, Illinois 60606.
 (3) According to an amendment to Schedule 13G filed with the Commission on March 17, 1999, William Blair & Company, L.L.C. has sole power to vote (or direct the vote) of 962,100 shares of Class A Common Stock and sole power to dispose (or direct the disposition of) 2,671,786 shares of Class A Common Stock.
 (4) The address of the principal place of business of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.
 (5) According to an amendment to Schedule 13G filed February 11, 1999, Fidelity Management & Research Company, a wholly owned subsidiary of FMR Corp. and an investment advisor to various mutual funds, is the beneficial owner of 1,178,200 shares of Class A Common Stock. FMR Corp. and Edward C. Johnson 3d, Chairman of FMR Corp., through their control of Fidelity Management & Research Company, have sole power to dispose (or direct the disposition) of 1,178,200 shares of Class A Common Stock. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote (or to direct the voting) of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees.
 (6) The address of the principal place of business of Friess Associates, Inc. is 115 E. Snow King, Jackson, Wyoming 83001.
 (7) According to a Schedule 13G filed March 20, 1998, Friess Associates, Inc. has sole power to vote (or to direct the vote) and sole power to dispose (or to direct the disposition) of 1,144,000 shares of Class A Common Stock.
 (8) The address of the principal place of business of Gabelli Funds, Inc., Gabelli Funds, LLC, GAMCO Investors, Inc., Gabelli Associates Fund, Gabelli Asset Management Inc., Marc J. Gabelli and Mario J. Gabelli is One Corporate Center, Rye, New York 10580-1434; the address of the principal place of business of Gabelli Associates Limited and Gabelli International Limited is c/o MeesPierson (Cayman) Limited, British American Centre, Dr. Roy's Drive-Phase 3, George Town, Grand Cayman, British West Indies; the address of the principal place of business of Gabelli Fund, LDC is c/o Tremont (Bermuda) Limited, Tremont House, 4 Park Road, Hamilton HM II, Bermuda; and the principal place of business of Gabelli Foundation, Inc. is 165 West Liberty Street, Reno, Nevada 89501.
 (9) According to an amendment to Schedule 13D filed with the Commission on March 23, 1999, Gabelli Funds, LLC, a wholly-owned subsidiary of Gabelli Asset Management Inc. and an investment adviser, is the beneficial owner of 985,800 shares of Class A Common Stock; GAMCO Investors, Inc., a wholly owned subsidiary of Gabelli Funds, Inc. and an investment adviser, is the beneficial owner of 926,200 shares of Class A Common Stock; Gabelli Associates Fund, a limited partnership, the general partners of which are Gabelli Securities, Inc. and Mario J. Gabelli, is the beneficial owner of 347,000 shares of Class A Common Stock; Gabelli Fund, LDC, is the beneficial owner of 2,500 shares of Class A Common Stock; Gabelli International Limited is the beneficial owner of 50,000 shares of Class A Common Stock; Gabelli Associates Limited is the beneficial owner of 50,000 shares of Class A Common Stock; Gabelli Foundation, Inc. is the beneficial owner of 30,000 shares of Class A Common Stock; and Marc J. Gabelli and Mario J. Gabelli are the beneficial owners of no shares of Class A Common Stock. Mario J. Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons other than Marc
   J. Gabelli. Gabelli Funds, Inc., the parent company of Gabelli Asset Management Inc., and Gabelli Asset Management Inc., a parent company for a variety of companies engaged in the securities business, are deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons other than Mario J. Gabelli and Marc J. Gabelli. According to such Schedule 13D, each of the foregoing persons has the sole power to vote and sole power to dispose or direct the disposition of the shares reported for it, with certain exceptions stated in the Schedule 13D.
(10) The address of the principal place of business of Milton Arbitrage Partners, L.L.C. is 165 Mason Street, Greenwich, Connecticut 06830.
(11) According to a Schedule 13G filed February 9, 1999, Milton Arbitrage Partners, L.L.C. and its affiliate Milton Partners, L.P. have sole power to vote (or direct the vote) and sole power to dispose (or direct the disposition) of 819,600 shares of Class A Common Stock.
(12) The Class B Common Stock is convertible, upon the occurrence of certain events set forth in the Company's Amended and Restated Certificate of Incorporation, into Class A Common Stock. The Class B Common Stock represents approximately 66.6% of the outstanding Common Stock of the Company and 95.2% of the combined voting power of the Company's outstanding Common Stock.
(13) The address of the principal place of business of Bank of America National Trust and Savings Association is 555 California Street, San Francisco, California 94104 and of BankAmerica Corporation is 100 North Tryon Street, Charlotte, North Carolina 28255.
(14) According to an amendment to Schedule 13D filed with the Commission on December 23, 1998, Bank of America National Trust and Savings Association and BankAmerica Corporation have shared power to vote (or to direct the vote) and shared power to dispose (or to direct the disposition) of 32,400,000 shares of Class B Common Stock.

  The following table sets forth, as of March 26, 1999, the ownership of shares of the Class A Common Stock by each director and certain executive officers of the Company, and of all directors and executive officers of the Company as a group. Except as otherwise noted, each director and executive officer had sole voting and investment power with respect to the shares held by such director or executive officer. Sharif M. Bayyari and James H. Williams each have beneficial ownership of approximately 1.38% and 1.22% respectively, of the Class A Common Stock issued and outstanding. Except for Mr. Bayyari and Mr. Williams, each individual owns less than one percent of the Company's Class A Common Stock issued and outstanding.

                                                                     TOTAL
                                                                  BENEFICIALLY
       NAME                                                         OWNED(1)
       ----                                                       ------------
       Sharif M. Bayyari.........................................   226,751
       Christopher A. Callero....................................       --
       Barbara J. Desoer.........................................       --
       Donald R. Dixon...........................................    20,774
       William E. Fisher.........................................    20,774
       James G. Jones............................................       --
       Hatim A. Tyabji...........................................     6,943
       James H. Williams.........................................   200,117
       Le Tran-Thi...............................................    34,534
       Michael J. Sanders........................................    27,150
       James M. Aviles...........................................    34,752
                                                                    -------
       All directors and executive officers as a group (11
        persons).................................................   571,795
                                                                    =======

--------
(1) All shares which the identified person or persons have the right to acquire by exercise of options or vesting of restricted stock within sixty days of March 26, 1999 are deemed to be beneficially owned.

  As of March 26, 1999, the directors and executive officers of the Company as a group beneficially owned (including certain family holdings) 571,795 shares of the Class A Common Stock, constituting approximately 3.50% of the Class A Common Stock issued and outstanding and less than one percent of the combined voting power of the outstanding Common Stock.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In the ordinary course of business, the Company may engage in transactions with other corporations or financial institutions whose officers or directors are also officers or directors of the Company. Transactions with such corporations and financial institutions are conducted on an arm's-length basis and may not come to our attention or to the attention of the Company's officers or the directors or officers of the other corporations or financial institutions involved.

  None of the officers or directors of the Company have been involved in any material business relationship with the Company requiring disclosure under SEC rules.

CERTAIN TRANSACTIONS AND RELATIONSHIPS BETWEEN BANKAMERICA AND THE COMPANY

  General - The Company was incorporated in October 1996 to combine the domestic merchant processing business of subsidiaries of BankAmerica. BankAmerica's subsidiaries transferred these merchant processing businesses in December 1996 in exchange for an aggregate of 30,200,000 shares of Class B Common Stock. In 1997, the Company acquired the Asian merchant processing businesses of the Bank. On June 2, 1997, the Company acquired the Bank's merchant processing business in Thailand in consideration for 150,000 shares of Class B Common Stock. On July 1, 1997, the Company acquired Bank's processing business in the Philippines in consideration for 550,000 shares of Class B Common Stock. On September 30, 1997, the Company acquired the Bank's merchant processing business in Taiwan and merchant processing administrative office in Hong Kong in consideration for 1,500,000 shares of Class B Common Stock. The consideration paid and other terms of the transactions pursuant to which the Company acquired the Bank's merchant processing businesses in Thailand, the Phillipines and Taiwan were approved as to their fairness to the Company by the directors of the Company who were not affiliated with BankAmerica. On October 31, 1998, the Company closed its merchant processing operations in Thailand.

  BankAmerica holds no shares of Class A Common Stock and 32,400,000 shares of Class B Common Stock (100% of the outstanding Class B Common Stock), representing in the aggregate approximately 66.6% of the total number of outstanding shares of Common Stock. Since shares of Class B Common Stock are entitled to ten votes per share, and shares of Class A Common Stock are entitled to one vote per share, BankAmerica controls approximately 95.2% of the combined voting power of the Common Stock. Such ownership also permits BankAmerica, either as the holder of Class B Common Stock or in some cases upon the conversion of such stock into Class A Common Stock, to effect amendments to the Company's Certificate of Incorporation, a merger, sale of assets, "going private" or other corporate transactions without the approval of present holders of Class A Common Stock. Four of the directors of the Company are employees or former employees of BankAmerica. Three directors of the Company are not affiliated with BankAmerica or the Company (other than in their capacity as directors).

  The Company has engaged, and continues to engage, in certain transactions with BankAmerica and its subsidiaries. Management believes that there would not have been any material change in aggregate historical revenues or expenses of the Company had the transactions been between unrelated parties or had the Company been operating other than as a division of a subsidiary of BankAmerica.

  At a Special Meeting of Stockholders to be held on April 28, 1999, the Company's stockholders will vote upon a proposal to approve and adopt an Agreement and Plan of Merger, dated as of December 22, 1998, among the Company, BankAmerica and BAMS Acquisition Corporation pursuant to which a wholly owned subsidiary of BankAmerica will be merged with and into the Company and all of the shares of Class A Common Stock outstanding immediately prior to the merger will be converted into the right to receive $20.50 in cash, without interest thereon. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis and Results of Operation--Highlights."

  Intercompany Agreements and Arrangements - The Company and BankAmerica engage in various intercompany transactions and arrangements, including the provision by BankAmerica of various services to the Company. Such services are provided pursuant to certain intercompany agreements which provide, among other things, for the grant to the Company of a license to use the Bank of America name and certain trademarks and servicemarks in connection with the Company's business. The intercompany agreements also provide for the Bank to perform for the Company certain product distribution services, processing services, marketing services, system support services, association and network sponsorship and representation in the Visa(R) and MasterCard(R) associations, telecommunications services, tax and treasury services, regulatory, compliance, accounting and audit services, and other miscellaneous support and administrative services. The Company and the Bank also have entered into agreements concerning registration rights, the allocation of tax liabilities and the leasing of certain facilities by the Company from the Bank. In general, the intercompany agreements have a term of five years from December 1996 and may be terminated by the Bank if it beneficially owns shares representing less than a majority of the voting power of the outstanding common stock of the Company.

  The above-described intercompany agreements and the Non-Competition and Corporate Opportunities Allocation Agreement (described below) were entered into at a time when the Company was still wholly owned by the Bank, and therefore they were not the result of arm's length negotiations between the parties, and the Company was not represented in connection therewith by separate counsel.

  The Bank and the Company have also entered into a Non-Competition and Corporate Opportunities Allocation pursuant to which the Bank will not compete with the Company for a period of five years from December 1996, with respect to payment processing for merchants to the extent that such payments arise in the use of credit, charge or debit cards for the purchase of goods and services and are authorized through an electronic medium originating at the point of sale in the United States and in Taiwan, Thailand and the Philippines.

  Payment for Services - Fees paid for the services provided to the Company or its predecessors by BankAmerica as described above in "--Intercompany Agreements and Arrangements" were approximately $10.9 million, $7.8 million and $6.2 million for the years ended December 31, 1996, 1997 and 1998, respectively. As part of the intercompany arrangements, the Company (or its predecessor) paid BankAmerica total rental expense of $2.2 million, $2.6 million and $2.4 million for the years ended December 31, 1996, 1997 and 1998, respectively. The Company leases its facilities from BankAmerica under a five-year lease agreement which can be canceled with six months notice. In addition, the Company (or its predecessor) paid BankAmerica $15.9 million, $3.9 million and $6.5 million for the years ended December 31, 1996, 1997 and 1998, respectively, under tax allocation arrangements. The Company believes that the cost of services provided under the intercompany arrangements is not materially different from the costs that would have been incurred if the Company had been unaffiliated with BankAmerica.

                                    PART IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

                                                                            Page
                                                                            ----
   BA Merchant Services Inc.:
   Report of Independent Auditors..........................................  22
   Consolidated Balance Sheet-
    December 31, 1998 and 1997.............................................  23
   Consolidated Statement of Operations-
    Years Ended December 31, 1998, 1997 and 1996...........................  24
   Consolidated Statement of Cash Flows-
    Years Ended December 31, 1998, 1997 and 1996...........................  25
   Consolidated Statement of Changes in Equity-
    Years Ended December 31, 1998, 1997 and 1996...........................  26
   Notes to Consolidated Financial Statements..............................  27

(a)(2) Financial Statement Schedules

  Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the financial statements and notes thereto.

(A)(3) EXHIBITS

                                                                      INCORPORATED BY INCORPORATED
                                                                      REFERENCE FROM  BY REFERENCE
                                                                       REGISTRATION     FROM FILE
                                                                       STATEMENT ON    NO. 1-12365
                                                                      FORM S-1, REG.    REPORT ON
                                                                      NO. 333-13985,  FORM 10-Q OR
                                                              FILED    OR AMENDMENT   10-K FOR THE   EXHIBIT
    NO.                       DESCRIPTION                    HEREWITH  THERETO FILED  PERIOD ENDING    NO.
    ---                       -----------                    -------- --------------- ------------- ---------
 2.1       Agreement and Plan of Merger among BankAmerica                                           99.2
           Corporation, BAMS Acquisition Corporation and BA
           Merchant Services, Inc. dated December 22, 1998.
           Incorporated by reference to Exhibit 99.2 of BA
           Merchant Services, Inc.'s Current Report on Form
           8-K dated December 22, 1998.
 3.1(i)    BA Merchant Services, Inc.'s amended and                       12/9/96                   3.1(i)
           restated Certificate of Incorporation.
 3.1(ii)   BA Merchant Services, Inc.'s Bylaws, as amended.                              6/30/97    3.b
 4.1       Specimen Certificate for the Class A Common                    12/9/96                   4.1
           Stock, par value $.01 per share, of Registrant.
 4.2       Registration Rights Agreement dated as of                                    12/31/96    4.2
           December 3, 1996 among the Registrant, Bank of
           America NT&SA and Bank of America NW, National
           Association.
 10.1      Lease Agreement dated as of December 3, 1996                                 12/31/96    10.1
           among the Registrant, Bank of America NT&SA and
           Bank of America NW, National Association.
 10.2      Sponsorship and Processing Agreement dated as of               12/9/96                   10.2
           December 3, 1996 between the Registrant and Bank
           of America, NT&SA.
 10.3      Trademark License Agreement dated as of December               12/9/96                   10.3
           3, 1996 between the Registrant and Bank of
           America NT&SA.
 10.4      Administrative and Support Services Agreement                  12/9/96                   10.4
           dated December 3, 1996 among the Registrant,
           Bank of America NT&SA and Bank of America NW,
           National Association.
 10.5(i)   Marketing Agreement dated as of December 3, 1996                             12/31/96    10.5(i)
           among the Registrant, Bank of America NT&SA and
           Bank of America NW, National Association.
 10.5(ii)  Marketing Agreement dated as of December 3, 1996                             12/31/96    10.5(ii)
           among Bank of America NA, Bank of America NW,
           National Association and the Registrant.
 10.6      Tax Allocation Agreement dated as of December 3,                             12/31/96    10.6
           1996 between the Registrant and BankAmerica
           Corporation.
 10.7      Merchant Card Services Agreement dated June 29,               12/16/96                   10.7
           1994 between the Registrant and Total System
           Services, Inc.
 10.8      Asset Transfer Agreement dated as of December 3,               12/9/96                   10.8
           1996 among the Registrant, Bank of America NT&SA
           and Bank of America NW, National Association.
 10.9      BA Merchant Services, Inc. Nonemployee Director                12/9/96                   10.9
           Stock Plan*
 10.10     BA Merchant Services, Inc. Short-Term Incentive                12/9/96                   10.10
           Plan.*
 10.11     BA Merchant Services, Inc. Long-Term Incentive                 12/9/96                   10.11
           Plan. *
 10.12     Revolving Credit Agreement dated March 5, 1997                               12/31/96    10.16
           between the Registrant and Bank of America
           Texas, N.A. Agreement dated as of December 3,
           1996 between the Registrant and BankAmerica
           Corporation.
 10.13     Non-Competitive and Corporate Opportunities                    12/9/96                   10.14
           Allocation Agreement dated as of December 3,
           1996 between the Registrant and BankAmerica
           Corporation.
 10.14     Stockholders' Agreement dated as of December 3,                12/9/96                   10.14
           1996 among the Registrant, Bank of America NT&SA
           and Bank of America NW, National Association.
 10.15(i)  Processing Services Agreement dated December 3,                12/9/96                   10.15(i)
           1996 between the Registrant and Bank of America
           Texas, N.A.
 10.15(ii) Processing Services Agreement dated December 3,                12/9/96                   10.15(ii)
           1996 between the Registrant and Bank of America,
           F.S.B.
 21.1      Subsidiaries.                                         x
 23.1      Consent of Ernst & Young LLP.                         x
 24.1      Powers of Attorney.                                   x
 27.1      Financial Data Schedule.                              x

--------
*Management contract or compensation plan, contract, or arrangement.

(b) Reports on Form 8-K

  During the fourth quarter of 1998, the Company filed the following reports on Form 8-K.

  The Company filed a report dated October 1, 1998 announcing that BankAmerica Corporation and NationsBank Corporation merged in a stock-for-stock transaction on September 30, 1998.

  The Company filed a report dated October 23, 1998 noting that the Company issued a press release dated October 22, 1998 reporting that Bank of America NT&SA had disclosed its intention to offer to acquire all of the shares of Class A Common Stock of the Company at a cash price of $15.50 per share. The Company's Board of Directors formed a special committee, consisting entirely of directors independent of Bank of America NT&SA, to review the proposal.

  The Company filed a report dated November 19, 1998 noting that on November 16, 1998, the Company issued a press release announcing that the Special Committee of the Board of Directors had engaged an independent financial advisor and had engaged independent legal counsel. The Company also reported that the Special Committee advised the Company and Bank of America NT&SA that the $15.50 per share offered by Bank of America NT&SA was not adequate. The Special Committee remained willing to discuss a transaction at an appropriate per share value.

  In a report dated December 23, 1998 the Company reported that on December 22, 1998, the Company and BankAmerica Corporation announced the signing of a definitive merger agreement which provided that each share of Class A Common Stock of the Company, other than shares owned directly or indirectly by BankAmerica or its affiliates, would be converted into the right to receive a cash payment equal to $20.50 per share, without interest. The Company reported that the Company and BankAmerica had entered into a memoranda of understanding with counsel to the plaintiffs in three separate suits filed in Delaware purportedly on behalf of holders of Class A Common Stock of the Company. The memoranda of understanding set forth terms for a proposed settlement of the cases.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1999                           BA Merchant Services, Inc.

                                                  /s/ JAMES H. WILLIAMS
                                         By ___________________________________
                                                   (James H. Williams,
                                                Executive Vice President,
                                                 Chief Financial Officer,
                                              Chief Accounting Officer, and
                                                        Treasurer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                   Title

Principal Executive Officer and Director:

       /s/ SHARIF M. BAYYARI             President and Chief Executive Officer
____________________________________
        (Sharif M. Bayyari)

Principal Financial or Accounting Officer:

       /s/ JAMES H. WILLIAMS             Executive Vice President, Chief
____________________________________      Financial Officer, Chief Accounting
        (James H. Williams)               Officer, and Treasurer

Directors:

       /s/ SHARIF M. BAYYARI             Director
____________________________________
        (Sharif M. Bayyari)

    /s/ CHRISTOPHER A. CALLERO*          Director
____________________________________
      (Christopher A. Callero)

       /s/ BARBARA J. DESOER*            Director
____________________________________
        (Barbara J. Desoer)

        /s/ DONALD R. DIXON*             Director
____________________________________
         (Donald R. Dixon)

        /s/ JAMES G. JONES*              Chairman of the Board of Directors
____________________________________
          (James G. Jones)

       /s/ WILLIAM E. FISHER*            Director
____________________________________
        (William E. Fisher)

        /s/ HATIM A. TYABJI*             Director
____________________________________
         (Hatim A. Tyabji)

A majority of the members of the Board of Directors.

         /s/ EDWARD J. STARK
*By ________________________________
    (Edward J. Stark, Attorney-in-
                Fact)

Dated: March 30, 1999

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
                                                                            Form S-1,Reg.       Report on
                                                                            No. 333-13985,      Form 10-Q or
                                                                            or Amendment        10-K for the
                                                                            Thereto Filed       Period
                                                                                                Ending
2.1        Agreement and Plan of Merger among
           BankAmerica Corporation, BAMS Acquisition
           Corporation and BA Merchant Services, Inc.
           dated December 22, 1998. Incorporated by
           reference to Exhibit 99.2 of BA Merchant
           Services, Inc.'s Current Report on Form 8-K
           dated December 22, 1998.
3.1(i)     BA Merchant Services, Inc.'s amended                                12/9/96                              3.1(i)
           and restated Certificate of Incorporation.
3.1(ii)    BA Merchant Services, Inc.'s Bylaws, as                                               6/30/97            3.b
           amended.
4.1        Specimen Certificate for the Class A                                12/9/96                              4.1
           Common Stock, par value $.01 per share,
           of Registrant.
4.2        Registration Rights Agreement dated as                                                12/31/96           4.2
           of December 3, 1996 among the Registrant,
           Bank of America NT&SA and Bank of
           America NW, National Association.
10.1       Lease Agreement dated as of December 3,                                               12/31/96           10.1
           1996 among the Registrant, Bank of
           America NT&SA and Bank of America
           NW, National Association.
10.2       Sponsorship and Processing Agreement                                12/9/96                              10.2
           dated as of December 3, 1996 between
           the Registrant and Bank of
           America, NT&SA.
10.3       Trademark License Agreement dated as of                             12/9/96                              10.3
           December 3, 1996 between the Registrant
           and Bank of America NT&SA.
10.4       Administrative and Support Services                                 12/9/96                              10.4
           Agreement dated December 3, 1996 among
           the Registrant, Bank of America
           NT&SA and Bank of America NW, National
           Association.
10.5(i)    Marketing Agreement dated as of                                                       12/31/96           10.5(i)
           December 3, 1996 among the Registrant,
           Bank of America NT&SA and Bank of
           America NW, National Association.
10.5(ii)   Marketing Agreement dated as of                                                       12/31/96           10.5(ii)
           December 3, 1996 among Bank of
           America NA, Bank of America NW,
           National Association and the Registrant.
10.6       Tax Allocation Agreement dated as of                                                  12/31/96           10.6
           December 3, 1996 between the Registrant
           and BankAmerica Corporation.
10.7       Merchant Card Services Agreement dated                              12/16/96                             10.7
           June 29, 1994 between the Registrant
           and Total System Services, Inc.
10.8       Asset Transfer Agreement dated as of                                12/9/96                              10.8
           December 3, 1996 among the Registrant,
           Bank of America NT&SA and Bank of
           America NW, National Association.
10.9       BA Merchant Services, Inc. Nonemployee                              12/9/96                              10.9
           Director Stock Plan*
10.10      BA Merchant Services, Inc. Short-Term                               12/9/96                              10.10
           Incentive Plan.*
10.11      BA Merchant Services, Inc. Long-Term                                12/9/96                              10.11
           Incentive Plan. *
10.12      Revolving Credit Agreement dated March                                                12/31/96           10.16
           5, 1997 between the Registrant and
           Bank of America Texas, N.A.
10.13      Non-Competition and Corporate                                       12/9/96                              10.13
           Opportunities Allocation
           Agreement dated as of December 3, 1996
           between the Registrant and
           BankAmerica Corporation.
10.14      Stockholders' Agreement dated as of                                 12/9/96                              10.14
           December 3, 1996 among the Registrant,
           Bank of America NT&SA and Bank of
           America NW, National Association.
10.15(i)   Processing Services Agreement dated                                 12/9/96                              10.15(i)
           December 3, 1996 between the
           Registrant and Bank of America
           Texas, N.A.
10.15(ii)  Processing Services Agreement dated                                 12/9/96                              10.15(ii)
           December 3, 1996 between the
           Registrant and Bank of America, F.S.B.
21.1       Subsidiaries.                                         x
23.1       Consent of Ernst & Young LLP.                         x
24.1       Powers of Attorney.                                   x
27.1       Financial Data Schedule.                              x